Form 10-K
period 1999-12-31
INTEGRATED COMMUNICATION NETWORKS INC
filed 2000-04-14
CIK 1098300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------

                        Commission file number 000-27967

                     Integrated Communication Networks, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                      Nevada                                     33-0670130
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

        27061 Aliso Creek Road, Suite 100
              Aliso Viejo, California                               92656
      (Address Principal Executive Offices)                       (Zip Code)

                                 (949) 349-1770
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

  Title of each class                  Name of each exchange on which registered
-----------------------------------    -----------------------------------------
Common Stock, par value $0.01          National Quotation Bureau's "Pink Sheets"
per share                              Frankfurt Stock Exchange, Third Market
                                       Segment

        Securities registered pursuant to Section 12 (g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

  The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on March 15, 2000, based on the average bid and asked prices for the Common Stock as reported by National Quotation Bureau's "Pink Sheets" was approximately $14,923,204.

    The number of shares of the Registrant's Common Stock outstanding as of March 15, 2000 was approximately 5,867,780 shares.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         THIS FORM 10-K CONTAINS STATEMENTS THAT ARE NOT HISTORICAL FACTS, INCLUDING SOME STATEMENTS MADE IN THE SECTIONS OF THIS FORM 10-K ENTITLED "RISK FACTORS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS," ARE STATEMENTS OF FUTURE
EXPECTATIONS AND OTHER FORWARD-LOOKING STATEMENTS PURSUANT TO SECTION 27A OF THE SECURITIES ACT OF 1933. WORDS SUCH AS "BELIEVE," "EXPECT," "INTEND," "PLAN," "ANTICIPATE," "LIKELY," "WILL," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT VIEWS AND ASSUMPTIONS AND INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS, PERFORMANCE OR EVENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THOSE STATEMENTS, INCLUDING:

*    THE RATE OF EXPANSION OF THE COMPANY'S NETWORK AND/OR CUSTOMER BASE;

* NEED FOR ADDITIONAL CAPITAL AND POTENTIAL INABILITY TO OBTAIN CAPITAL ON SATISFACTORY TERMS, IF AT ALL;

*    INACCURACIES IN ITS FORECASTS OF TELECOMMUNICATIONS TRAFFIC OR CUSTOMERS;

*    LOSS OF A CUSTOMER THAT PROVIDES THE COMPANY WITH SIGNIFICANT REVENUES;

*    LOSS OF SALES REPRESENTATIVES, DEALERS OR AGENTS;

*    HIGHLY COMPETITIVE MARKET CONDITIONS;

* NO ASSURANCE COMMON STOCK WILL BE QUOTED ON NASDAQ OR LISTED ON U.S. NATIONAL SECURITIES EXCHANGE;

* CHANGES IN OR DEVELOPMENTS UNDER LAWS, REGULATIONS, LICENSING REQUIREMENTS OR TELECOMMUNICATIONS STANDARDS;

*    CHANGES IN TECHNOLOGY;

*    CHANGES IN THE AVAILABILITY OF TRANSMISSION FACILITIES;

*    CHANGES IN RETAIL OR WHOLESALE TELECOMMUNICATIONS RATES;

*    RISKS OF GOVERNMENT REGULATION;

*    LOSS OF THE SERVICES OF KEY OFFICERS; AND

*    GENERAL ECONOMIC CONDITIONS.

         THIS LIST OF IMPORTANT FACTORS IS NOT EXHAUSTIVE. THE COMPANY DOES NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. ITS ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE REFERRED TO IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, AND OTHER FACTORS REFERENCED IN THIS FORM 10-K.

                                    TABLE OF CONTENTS                       PAGE
               ------------------------------------------------------------ ----

                                          PART I

Item 1.        Business....................................................  3
Item 2.        Properties.................................................. 18
Item 3.        Legal Proceedings........................................... 18
Item 4.        Submission of Matters to a Vote of Security Holders......... 18

                                         PART II

Item 5.        Market for the Registrant's Common Equity and Related
                 Stockholder Matters....................................... 19
Item 6.        Selected Financial Data..................................... 21
Item 7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................. 23
Item 7A.       Quantitative and Qualitative Disclosures About Market
                 Risk...................................................... 28
Item 8.        Financial Statements and Supplementary Data................. 28

Item 9.        Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure.................................. 28

                                         PART III
Item 10.       Directors and Executive Officers of the Registrant.......... 28
Item 11.       Executive Compensation...................................... 31
Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management................................................ 34
Item 13.       Certain Relationships and Related Transactions.............. 36

                                         PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form
                 8-K....................................................... 37

Signatures     ............................................................ 61


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Integrated Communication Networks, Inc. was originally incorporated under the name Theatre, Inc. on January 16, 1997. On April 16, 1998, Theatre, Inc. merged with Phonetime Resources, Inc. to effect a domicile change and Theatre, Inc. was the surviving corporation. On May 8, 1998, Theatre, Inc. merged with Global Access Pagers, Inc., a Nevada corporation. Theatre, Inc. was the surviving corporation and changed its name to Global Access Pagers, Inc. In January 1999, the Global Access Pagers merger was rescinded and 3,475,000 issued shares of common stock of the surviving entity were returned and cancelled. Global Access Pagers, Inc. changed its name to Integrated Communication Networks, Inc. on February 10, 1999.

         All of the Company's operations are conducted through the Company's majority owned subsidiary, phoneXchange, Inc. Presently, the Company owns approximately 65.6% of the outstanding capital stock of phoneXchange and as of December 31, 1999, the Company has approximately $5,396,805 of loans due to phoneXchange, which are convertible into common stock of phoneXchange. The Company's ownership would have increased to 94.6% assuming it converted the debt as of February 29, 2000.

         Integrated Communication Networks, Inc. provides domestic and international long distance and related telecommunications services for both voice and data to numerous foreign markets. The Company has very limited operations and revenues, significant losses, substantial future capital requirements, and an expectation of continued significant losses. Customers include facilities-based carriers and resellers of long distance service as well as brokers, agents and resellers of prepaid long distance services including prepaid phone cards. The network includes owned switching equipment, which connects to existing leased international transport lines. Other long distance providers complete the final segment of each long distance call according to agreements for termination relationships that have been entered into. The Company believes that the structure of the network may provide a competitive advantage with the use of existing transport lines and termination relationships with other long distance providers allowing a limit to the costs associated with creating an entirely new network. At the same time, use of switching, compression and conversion equipment that are owned are designed to allow the Company to guarantee reliability and high-quality service. Long distance services are provided through the Company's majority owned subsidiary, phoneXchange, Inc.

         In addition to the long distance services provided by phoneXchange, the Company expects to be able to offer call center services through its other majority owned subsidiary, Internet Call Centers, Inc. (ICCI). The Company is developing ICCI to provide customer support and customer management services to other companies. The Company believes that through ICCI it may be able to offer these services for less than it would cost many companies to develop and train support staffs of their own because ICCI can benefit from economies of scale by sharing labor and equipment costs across a larger base of uses. In addition, the Company could offer overflow services to companies with existing customer support departments who would like to improve their response time. The Company already has the facilities required for the launch of this business and its joint venture partner has trained a staff of employees to provide the call center services. The Company is currently negotiating the necessary operating agreements and currently anticipates that ICCI will commence operations in the third quarter of 2000.

         INDUSTRY BACKGROUND

         GENERAL. International telecommunications has become an increasingly important segment of the telecommunications market. The Company believes that this growth will continue as a result of the following industry trends:

         o Deregulation and privatization of international telecommunications markets

         o        Stable or declining international telephone rates

         o Globalization of major carriers through market expansion and mergers, and transition to a multilateral trading system through joint ventures and strategic alliances

         o        Diversification of services through technological innovation

         o        Increased international trade and travel

         Legislation and international agreements that have been adopted since the beginning of 1996 are expected to lead to the liberalization of the majority of the world's telecommunication markets and the Company hopes to capitalize on current market opportunities created by these initiatives. These initiatives include:

         o The U.S. Telecommunications Act signed February 1996, which established parameters for the implementation of full competition in the U.S. national long distance market.

         o The European Union Full Competitive Directive, adopted in March 1996, which abolished exclusive rights for the provision of voice telephony services throughout the European Union and public telecommunications operators of any member country by January 1, 1998.

         o The World Trade Organization Agreement, signed February 1997, which created a framework under which over 69 countries committed to liberalize their telecommunications laws in order to permit increased competition and, in most cases, foreign ownership in their telecommunications markets, beginning February 5, 1998.

         TARGET MARKETS. phoneXchange has initially targeted the following markets based on information contained in the August 1998 Federal Communications Report "Trends in the U.S. International Telecommunications Industry," the perceived ease of entry into these markets and potential consumer demand.

         o Mexico: This represented 12.5% of the international long distance market in 1996 or 198 million minutes of use per month with an annual growth rate of 17.6% since 1991. The 1998 forecast of the Mexican market contained in the Communications Report is 400 million minutes of use per month or 19% of the international market.

         o South America: This represented 8.3% of the international long distance market in 1996 or 132 million minutes of use per month with an annual growth rate of 22% since 1991. The 1998 forecast of the South American market contained in the Communications Report is 190 million minutes of use per month or 9% of the international market.

         o        Asia, including Hong Kong, the Republic of Korea and the
                  Philippines: This represented 19.6% of the international long distance market in 1996 or 313 million minutes of use per month with an annual growth rate of 24.5% since 1991. The 1998 forecast of the Asian market contained in the Communications Report is 467 million minutes of use per month or 22.1% of the international market.

         o Hong Kong: This represented 2.8% of the international long distance market in 1996 or 45 million minutes of use per month with an annual growth rate of 41.4% since 1991. The 1998 forecast of the Hong Kong market contained in the Communications Report is 82 million minutes of use per month or 3.9% of the international market.

         o Republic of Korea: This represented 2% of the international long distance market in 1996 or 32 million minutes of use per month with an annual growth rate of 15.7% since 1991. The 1998 forecast of the Republic of Korea market contained in the Communications Report is 42 million minutes of use per month or 2.2% of the international market.

         o Philippines: This represented 1.8% of the international long distance market in 1996 or 29 million minutes of use per month with an annual growth rate of 13.8% since 1991. The 1998 forecast of the Philippines market contained in the Communications Report is 42 million minutes of use per month or 2% of the international market.

          THE phoneXchange NETWORK

         GENERAL. phoneXchange has established a network that relies on a combination of leased transport lines and owned switching equipment. This approach has provided the Company with significant cost and time-savings, allowing the offer of services in a relatively short period after operations began. By owning their switches, phoneXchange can configure the network to provide high quality, high reliability and cost-effective solutions to meet its customers' needs. By leasing transport lines, phoneXchange has been able to reduce initial costs. As traffic over the network increases, phoneXchange can add switches or transport lines as needed. The Company regularly assesses alternate transport line providers for better costs savings.

         The backbone of phoneXchange's network includes both a primary and secondary system, and as a result is fully redundant and fault tolerant so that if one route fails, alternate routes are available to transport its traffic through its switching facilities and points of presence in Los Angeles, New York, Dallas and Mexico City. phoneXchange has built a flexible and scalable switch-based network utilizing Asynchronous Transfer Mode Internet Protocol (ATM/IP), which is a switch-based transmission standard used for mission critical and time sensitive data, such as voice and video. phoneXchange's network uses products and technologies that support a variety of standard network user interfaces and will allow expansion to meet future growth needs.

         phoneXchange's network operations center uses technology and network management solutions that allow it to control remote switching and transport facilities. The ability to operate remotely allows technicians to manage the entire network as a single entity. The network operations center is staffed twenty-four hours per day, seven days per week.

         SWITCHING SOLUTION. phoneXchange currently utilizes the NACT Specialty Telecommunications Exchange (STX) switches to route calls through its network. The NACT STX is a Class 4 tandem circuit switch which supports the company's prepaid and wholesale calls. A circuit switch uses a physical connection for the full duration of the call.

         phoneXchange is currently installing Excel's EXS-ExchangePlus switches. The EXS ExchangePlus is a tandem International Gateway Switch that provides a unique flexible scaleable open architecture. The EXS ExchangePlus switch will allow phoneXchange to offer additional services and scaleable expansion of the network as revenues increase.

         The Excel's EXS ExchangePlus switch is the stepping stone to Lucent's Softswitch technology. Lucent's Softswitch supports the convergence of circuit switching and the next generation technology called Packet Switching. Packet Switching bundles information, such as voice, data and video into small packets of information. Each packet is given a unique identification and each packet carries its own destination address. Each packet may go by a different route and may also arrive in a different order than how they were shipped. The identification and sequencing information on each packet lets the data be reassembled in proper sequence. The Lucent Softswitch is a programmable, distributed, switching-and-control platform to set up point-to-point communication across multiple networks. The interoperability of the Lucent Softswitch across heterogeneous networks supports a wide range of signaling protocols. With the Lucent Softswitch, phoneXchange can provide a range of IP-based communications services that are indistinguishable in quality and variety from services on traditional circuit networks.

         COMPRESSION SYSTEM. phoneXchange has chosen the Lucent PSAX 1250 and 2300 Series Access Concentrator to convert circuit based traffic to packet-based and compress the packets at their origination and decompresses at their destination. This platform offers multi-voice compression equipment that consolidates voice, data, video and fax and allows for band-width optimization. By compressing data, the Lucent PSAX 1250 and 2300 Series Access Concentrator provides dynamic routing capabilities, international and multi-vendor-signaling compatibility, sophisticated voice adaptation techniques and cost savings while delivering carrier grade quality of service. The Lucent PSAX 1250 and 2300 Series Access Concentrator provides combined packet compression and international gateway communication functionality in a single integrated compression platform for North America. The system also supports all key national and international interfaces and is equipped with Lucent Aqueview and NavisAccess network management systems for use with the next generation of enhanced services.

         CONVERSION SYSTEM. The phoneXchange network uses the Cronus TSC 100 Trunk Signaling Converter to allow connections between incompatible switches or network components. This converter provides full support for both protocol and rate conversion, as well as crossover connection capability. It provides increased flexibility by allowing for user configurable framing and signaling parameters and diagnostic software. It has support for the multi-signaling protocols used in over 60 countries, in addition to the ability to develop custom protocols ensuring compatibility with the network's evolving requirements.

         FACILITIES AND POINTS OF PRESENCE. The deployment of phoneXchange's network began in Los Angeles to serve the largest carrier and customer demand. Los Angeles is currently on-line in the form of three NACT tandem switches, currently primarily used as the switching solution for the pre-paid platform, combined with the Lucent PSAX 1250 Access Concentrators. Concentrators use compression technology to transport more phone calls over the same leased transport line. The Dallas network is also on-line via the Lucent PSAX 1250 Access Concentrators. The Mexico City network is currently on-line using the Lucent PSAX 1250 Access Concentrators and the Cronus TSC 100 Trunk Signaling Converter. PhoneXchange is currently in the process of expanding this network's capacity and termination relationships to accommodate customer demand. The New York network is currently on-line using the Lucent PSAX 1250 Access Concentrator and the Miami network is expected to go on-line using the Lucent PSAX 1250 Access Concentrator by June 2000. The Company hopes to implement points of presence in the Philippines by June, 2000 and in Germany by September, 2000. To further improve service and increase capacity, the Company intends to upgrade all switching facilities to Lucent's Soft Switch Signaling Source 7 (SS7) for higher carrier grade access and greater efficiency. There can be no assurance, however, that the Company will be able to successfully bring the Miami network on-line or implement points of presence in Germany or the Philippines. Failure to successfully launch any or all of these networks or points of presence could have a material adverse effect on the business, operating results and financial condition.

         SERVICES/COMPETITIVE ADVANTAGES

         SERVICES. phoneXchange sells domestic and international long distance service on a wholesale basis to other carriers and resellers who seek high quality service at competitive rates. phoneXchange provides domestic and international long distance service to numerous foreign markets. In addition to the wholesale carrier services, phoneXchange provides service to sellers of prepaid domestic and international long distance services including prepaid phone cards, including:

              o Brokers who negotiate customer agreements for a percentage commission.

              o Agents who purchase prepaid calling cards directly form phoneXchange for a percentage discount off of the face value of the calling card. If the rates for long distance services increase, phoneXchange does not receive any additional money.

              o Resellers who purchase prepaid calling card pins and actual minutes from phoneXchange which they then resell. If the rates for long distance services increase, the reseller has to pay the higher price.

         CUSTOMER SUPPORT. phoneXchange provides multilingual customer support available twenty-four hours a day, seven days a week. phoneXchange uses a state-of-the-art internal software system that provides real-time access to on-screen call records, complete with historical detail, to track, resolve, protect and support the individual needs of its customers. Some areas of high customer demand include account histories, prepaid calling card balances, wholesale and retail rate structuring, activity tracking, resolution of technical problems and billing.

         BILLING SERVICES. phoneXchange offers billing services that include timely and accurate invoices, traffic management reports and weekly call detail records. The management reports and call detail records include information that customers can use to analyze their markets and profitability by destination and origination. phoneXchange currently offers a variety of ways for delivery of management reports, invoices and call records, as well as assistance in interpreting the data provided.

         REPORTING SYSTEMS. The management team of phoneXchange uses a real-time reporting system to determine traffic patterns and switch capacities in order to terminate traffic cost-effectively. Monitoring customer usage and vendor trunk reports allows phoneXchange to manage gross margins and pricing. The reporting software compiles call, price and cost data into a variety of reports, which both customers and phoneXchange's management team can use in these operations. All call data, and resulting billing data, are backed up daily and stored redundantly. The following reports can be generated as needed:

         o Customer usage: detailing usage by destination, in order to track sales and respond to any rating or routing variances for a particular customer or destination.

         o Country usage: detailing number of minutes, average cost and call lengths.

         o Vendor rate tables: Audited for contractual accuracy and allows management to determine and establish least cost routing.

         o Vendor usage: Facilitates the auditing and verification of vendor invoices.

In addition, all call data can be transported into third party software for further analysis.

         MARKETING. The Company markets its services through a direct sales force and account management team who leverage the long-term industry relationships of the senior management. phoneXchange reaches its customers primarily through relationships gained through years of experience in the telecommunications industry, domestic and international trade shows and industry trade associations. phoneXchange targets second and third-tier providers of international long distance services who are unable to develop their own network and who desire to diversify the vendors from which they obtain service for redundancy and quality purposes.

         phoneXchange believes it will be able to offer competitive prices by aggregating the minutes of use from its various termination agreements and using leased international transport lines and compression technology, while maintaining margins as the volume of traffic on its network increases. The savings are expected to be offset by downward pressure on wholesale prices to customers due to increased competition.

         SALES. Customers enter into carrier agreements with phoneXchange whereby they commit to a minimum amount of minutes of use per month, generally from 1.0 million to 10.0 million minutes, or a minimum dollar requirement per month. These contracts customarily have a term of one year subject to termination upon notice by either party. Upon execution of the carrier agreement and prior to service, phoneXchange generally requires either a cash deposit or letter of credit.

         CUSTOMERS

         While the list of the Company's most significant customers varies from quarter to quarter, four customers accounted for 90% of the Company's revenues for the year ended December 31, 1999. As a result, the loss of any significant customer could have a significant negative impact on the Company's revenues from operations. The following customers each represented in excess of 10% of the Company's revenue:

              o        Academy Network Services
              o        MBI Communications
              o        TAT Communications
              o        World Class Communications

         COMPETITION

         The international telecommunications industry is intensely competitive. International wholesale telecommunications providers compete on the basis of price, customer service, transmission quality and breadth of service offerings. Many of the Company's competitors have substantially greater resources and are better equipped. The Company competes directly with AT&T Corp., MCI WorldCom Corp. and Sprint Corporation as well as other U.S.-based and foreign long distance providers, including the Regional Bell Operating Companies. The Company also competes with smaller, emerging carriers in both the prepaid card retail market and in the wholesale market, including IDT Corporation, STAR Telecom, RSL Communications, Pacific Gateway Exchange, Inc., FaciliCom International Inc. and Telegroup, Inc. Further, the number of competitors is likely to increase as a result of opportunities created by the Basic Telecommunications Agreement concluded by members of the World Trade Organization in February 1997. The Company may be unable to compete successfully against these companies or their products and services.

         INTERNET CALL CENTERS, INC.- CALL CENTER SERVICES

         THE MARKET. Call center services facilitate direct communication between companies and their current and prospective customers. There are several forces that drive corporations to outsource call center activities. Many corporations that rely heavily on communicating with customers may be overwhelmed with the demands on their internal systems. In addition, outsourcing eliminates a company's exposure to rapidly changing computer telephony technology and often permits enhanced customer service. Internet Call Centers, Inc. (ICCI) will target small and medium sized corporations that may not have the resources to implement call centers.

         THE INTERNET CALL CENTERS NETWORK

         GENERAL. Internet Call Centers is a development stage company that anticipates offering a variety of call center services beginning in the third quarter of 2000. The call center is evolving into a customer interaction center where, in addition to calling, customers can send e-mail, conduct videoconferences or shop on-line. Until recently, all telephony equipment for call centers and business phone systems came in proprietary bundles of hardware and software. To add a feature or function, customers had to wait for the vendor to develop the feature or add an interface to another company's equipment. Providing access to databases outside the call center was also complicated. ICCI will use the network of its sister company, phoneXchange, to transport voice and data traffic to its call centers. This network meets the requirements of the Generally Accepted System Security Principles and will incorporate the most recent technological advances in this business segment.

         PLATFORM. Internet Call Centers intends to build its call centers around each customer's sales and service needs. Internet Call Centers has determined that the system that best meets its needs is Lucent's CentreVu(R) Compact Call Center Software Suite and Internet Call Centers intends to negotiate a purchase contract for this software. Internet Call Centers intends to seek financing for this purchase from either Lucent or its joint venture partner. There is no assurance, however, that financing will be available on acceptable terms, if at all. Building on the performance and flexibility of Lucent's software, Internet Call Centers can select from a powerful assortment of features and capabilities, specifically designed to enhance call center operations. These features allow agents to handle both inbound and outbound calls and include "expected wait time" and sophisticated routing algorithms designed to help customers reach the appropriate destination and agent best qualified to handle their call. Lucent's technology combines Internet commerce and customer service, allowing Internet Call Centers to save network costs and agent time by off loading basic information requests to the Internet, while allowing customers easy access to "live" agents when required. CentreVu(R) allows customers to navigate ICCI's call center using a variety of interactive menus and multimedia response capabilities and offers bulletin boards, announcements and a variety of customer-directed routing options to deliver quicker and more effective service.

         To get the caller to the best agent at the least cost, Lucent's software considers a range of variables such as the media the caller is using, the skill set of the next available agents in all locations, caller location and likely wait time, and the time and cost of routing the call and then selects the best call center. The Company believes that its network will allow Internet Call Centers to provide customer service and floor supervisor staff from an overseas multilingual speaking location at a fraction of the cost using U.S. based operations to provide these services and staff. The Company intends, however, to keep all critical systems, sales, client service support, help desks, monitoring, billing, computer information systems and business infrastructure in its domestic headquarters.

         SERVICES/COMPETITIVE ADVANTAGES

         Internet Call Centers has not yet commenced operations. The Company expects to provide international multi-lingual call center services starting in the third quarter of 2000 through its locations twenty-four hours a day, seven days a week. The services to be offered include:

             Inbound                                  Outbound
             -------                                  --------
    Customer Service Help Desk             Marketing Research and Surveys
    Catalog Orders                         Telemarketing/Telesales
    Product Technical Information          Direct Sales of Products and Services
    New Product Information                New Product Introduction
    Consumer/Advertising Response          Credit Card Applications
    Order Processing                       Full Account Management
    Direct Mail Support                    Lead Generation
    Event Registration                     Trade Show Follow-up
    Promotional Product Handling           Fundraising
                                           Third Party Verification

         Internet Call Centers intends to offer both dedicated and overflow services. Dedicated service will be available to customers who want to use Internet Call Center's call center as its primary service. Overflow service will be available to customers who want to use Internet Call Center's services to fill their overflow capacity. The Company views the following industries as attractive marketing targets: Internet, catalog, computer and data processing, entertainment, financial services, health care providers, pharmaceuticals, transportation, subscription and publishing.

         By offering both inbound and outbound services, Internet Call Centers believes it can offer customers the opportunity to increase revenues through effective selling, cross-selling and up-selling on a global scale. The Company has selected hardware and software applications for its network that the Company believes will enhance the productivity of Internet Call Center's customer service representatives. The Company expects that ICCI will be able to rapidly respond to market conditions and coverage as well as provide clients with enhanced market testing capabilities and account management.

         GOVERNMENT REGULATION

         As a provider of domestic and international long distance telecommunications services, the Company is subject to varying degrees of regulation in each of the jurisdictions in which it operates. As a non-dominant carrier lacking substantial power to influence market prices in the U.S., the Company is generally subject to less regulation than a dominant carrier. In the U.S., the Company's services are subject to the provisions of the Communications Act, as amended by the Telecommunications Act of 1996 and the resulting regulations of the Federal Communications Commission, as well as the applicable laws and regulations of the various states administered by the relevant state authorities. The recent trend in the U.S., for both federal and state regulation of telecommunications service providers, has been in the direction of reducing regulation. Nonetheless, the FCC and relevant state authorities continue to regulate ownership of transport facilities, provision of services and the terms and conditions under which the Company's services are provided. Non-dominant carriers, such as the Company, are required by federal and state law and regulations to file tariffs listing the rates, terms and conditions for the services they provide. The Company is also subject to the FCC policies and rules discussed below.

         FEDERAL REGULATION

         FCC INTERNATIONAL SETTLEMENTS POLICY. The FCC International Settlements Policy governs the permissible arrangements between U.S. carriers and foreign carriers to exchange traffic and settle the cost of terminating traffic over each other's networks. This policy requires that U.S. carriers receive an equal share of the accounting rate and receive inbound traffic in proportion to the volume of U.S. outbound traffic, which they generate. The policy is primarily intended to deter dominant foreign carriers from discriminating against competing U.S. carriers by, for example, favoring the foreign carrier's U.S. affiliate. The Company may provide services over international private lines without complying with the policy, but only between the United States and countries specifically approved by the FCC for this activity. See "- FCC International Private Line Resale Policy" below. Changes in these policies may require the Company to change or eliminate some of its services, or change the countries in which it provides services.

         FCC INTERNATIONAL PRIVATE LINE RESALE POLICY. The FCC's international private line resale policy permits a carrier to connect international private lines to the public switched telephone network at one or both ends to provide switched services. This service is commonly known as international simple resale. A carrier generally may only offer international simple resale to foreign countries that meet FCC guidelines. On grant of an international simple resale application to a given country, the FCC's rules permit the Company to provide international simple resale service to that country. The Company may be required to alter or eliminate services to a particular country if international simple resale becomes unavailable.

         FCC POLICIES ON TRANSIT AND REFILE. The Company uses both transit and refile arrangements to terminate its international traffic. Transit arrangements occur when traffic originating from one country and terminating in another is routed through a third country with the consent of all three countries. The FCC routinely approves transit arrangements by U.S. international carriers. Refile arrangements occur when the destination country does not consent to receiving traffic from the originating country and does not realize that it is receiving traffic from the originating country. The FCC's rules currently permit carriers in many cases to use International Simple Resale (ISR) facilities to route traffic via a third country for refile through the public switched telephone network. However, the extent to which carriers may enter into refile arrangements consistent with the FCC's International Settlements Policy is currently under review by the FCC. The Company currently terminates traffic only with carriers authorized by this or the ISR policy. However, future plans to expand into other countries may be affected by any change in FCC policy.

         FCC POLICIES ON USE OF PAY PHONES. Portions of the Company's customers use payphones to access services. The Communications Act requires long distance carriers like the Company to compensate pay phone owners when a pay phone is used to originate a telephone call through a toll-free number. Recent regulations adopted under the Communications Act mandate compensation in the amount of $0.284 per call, although the basis for this compensation is currently being reconsidered by the FCC pursuant to a court order. The Company passes these costs on to its customers who use pay phones. However, there can be no assurance that the Company will be able to successfully pass these costs on to its customers or that these charges will not have a material adverse effect on its business, operating results and financial condition.

         RECENT AND POTENTIAL FCC ACTIONS. Regulatory action that may be taken in the future by the FCC may intensify the competition the Company faces, impose additional operating costs, disrupt some of its transmission arrangements or otherwise require the Company to modify its operations. The FCC is encouraging new market entrants by implementing the World Trade Organization Basic Telecommunications Agreement and through other actions. The FCC may approve pending mergers, which could produce more effective competitors in the markets. The FCC may increase regulatory fees charged to the Company and its competitors by eliminating the exemption for carrier revenues obtained from other carriers from certain fees or through other actions, which could raise the Company's costs of service without assurance that the Company could pass such fee increases through to its customers. Such increase or other action could have a material adverse effect on the Company's business, operating results and financial condition.

         STATE REGULATION

         The Company's intrastate long distance telecommunications operations are subject to various state laws and regulations, including prior certification, notification, registration and/or tariff requirements. The vast majority of states require that companies apply for certification to provide intrastate telecommunications services. In most jurisdictions, companies also must file and obtain prior regulatory approval of tariffs for intrastate services. Certificates of authority can generally be conditioned, modified or revoked by state regulatory authorities for failure to comply with state laws and regulations. Fines and other penalties may also be imposed for violations of state laws and regulations. As of the date of this report, the Company believes it is in material compliance with all applicable state laws and regulations.

         FOREIGN REGULATION

         Foreign countries, either independently or jointly as members of the International Telecommunication Union, or other supra-national organizations such as the European Union or the World Trade Organization, may have adopted or may adopt laws or regulatory requirements regarding the Company's services. Compliance with these regulations may be difficult or expensive, and could force the Company to choose less cost-effective routing alternatives, which could have a material adverse effect on the business, operating results and financial condition. The Company currently plans to provide a limited range of services in Mexico and the Philippines, as permitted by regulatory conditions in those markets, and to expand its operations as these markets liberalize regulations to permit competition in the full range of telecommunications services. There can be no assurance that the regulatory regime in these countries will provide the Company with practical opportunities to compete in the near future, or at all, or that the Company will be able to take advantage of any liberalization of regulations in a timely manner or at all.

         REGULATION OF CUSTOMERS

         The Company's customers are also subject to domestic or foreign regulations that may affect their ability to deliver traffic. Future regulatory actions could materially adversely affect the volume of traffic received from a major customer, which could have a material adverse effect on the business, operating results and financial condition.

         TAXATION OF SALE AND USE OF PREPAID CARDS

         The Company has been required to and has collected a three percent (3%) federal excise tax on sales of prepaid cards to its distributors. The taxation of the sale and use of prepaid cards is evolving and is not specifically addressed by the laws of many of the states in which the Company does business. In states that do impose taxes on prepaid cards, the most common method of calculation and payment is predicated on usage of the prepaid card and the revenue generated from the underlying long distance service that is provided. Other states impose taxes on the face value of the prepaid card when sold to consumers, with collection and remittance made by the retailer at the point of sale. In the states where the Company does the majority of its business, taxes on prepaid cards are based on their usage.

         EMPLOYEES

         As of March 15, 2000, the Company employed 28 employees on a full time basis. The Company believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. None of the employees are currently represented by a collective bargaining agreement. The Company believes that its relations with its employees are good.

         FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

         The Company was incorporated in January 1997 and began material operations on February 28, 1999 when the Company purchased a majority of the issued and outstanding shares of common stock of phoneXchange, Inc. The Company's management team and other employees have worked for the Company for only a short period of time. As a result, the Company has only a limited operating history with which to evaluate its business. The Company's success is largely dependent on its ability to establish and improve operating efficiencies and overall capacity while generating substantial sales revenues and cash flows from operations. There is no assurance that the Company will be successful in any of these areas. In addition, the Company has in the past and may again in the future encounter unanticipated problems, including distribution, marketing and technological difficulties. Some of these problems may be beyond the Company's financial and technical abilities to resolve. All of these factors make it difficult to predict the Company's future growth and operating results.

         SIGNIFICANT OPERATING LOSSES

         From the Company's inception in January 1997 through December 31, 1999, the Company generated $2,133,289 in sales revenues. During the same period the Company had an accumulated net loss of approximately $18,996,555. The Company expects to incur losses through the third quarter of 2000 and there can be no assurance that losses will not continue in the remainder of the year 2000.

         OPERATING RESULTS SUBJECT TO SIGNIFICANT FLUCTUATIONS

         The Company's quarterly operating results are difficult to forecast with any degree of accuracy because a number of factors subject these results to significant fluctuations. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

         FACTORS INFLUENCING OPERATING RESULTS, INCLUDING REVENUES, COSTS AND MARGINS.

         The Company's revenues, costs and expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors. The Company's revenues in any given period can vary due to factors such as call volume fluctuations, particularly in regions with relatively high per-minute rates; the addition or loss of major customers, whether through competition, merger, consolidation or otherwise; the loss of economically beneficial routing options for the termination of the Company's traffic; financial difficulties of major customers; pricing pressure resulting from increased competition; and technical difficulties with or failures of portions of the Company's network that impact the Company's ability to provide service to or bill its customers. The Company's cost of services and operating expenses in any given period can vary due to factors such as fluctuations in rates charged by carriers to terminate the Company's traffic; increases in bad debt expense and reserves; the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transport facilities; changes in the Company's sales incentive plans; and costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel. In addition, the Company's operating results can vary due to factors such as changes in routing due to variations in the quality of vendor transmission capability; loss of favorable routing options; the amount of, and the accounting policy for, return traffic under operating agreements; actions by domestic or foreign regulatory entities; the level, timing and pace of the Company's expansion in international and commercial markets; and general domestic and international economic and political conditions. Furthermore, a substantial portion of transmission capacity used by the Company is obtained on a variable, per minute and short-term basis, subjecting the Company to the possibility of unanticipated price increases and service cancellations. Since the Company does not generally have long-term arrangements for the purchase or resale of long distance services, and since rates fluctuate significantly over short periods of time, the Company's gross margins are subject to significant fluctuations over short periods of time. The Company's gross margins also may be negatively impacted in the longer term by competitive pricing pressures.

         RISK OF SUBSTANTIAL DILUTION AND POTENTIAL FOR SELLING SHORT

         The Company's convertible debentures are convertible into common stock at a floating ratio based on a 20% discount to the market price of its common stock on the date of conversion. As a result, the lower its common stock price, the more shares the Company must issue on conversion of its debentures. If a portion of its debentures is converted and the common stock issued as a result is sold, the price of its common stock may decrease due to the additional shares available in the public market. This would allow the holders of the debentures to convert the remaining portion of the debentures into even greater amounts of common stock, which in turn can further depress the price of the common stock.

         In addition, this effect may encourage a practice known as "selling short", in which a person can sell shares that the person does not then own at prevailing market prices, hoping to purchase shares later at a lower price. Selling short can further depress the price of the Company's common stock. Holders of convertible debentures may sell shares short in order to lower the price of the Company's common stock and increase the number of shares of common stock they will receive on conversion of their debentures. While the holders of the convertible debentures have contractually agreed not to sell the Company's stock short, there can be no guarantee that other security holders will not do so.

         NEED FOR ADDITIONAL CAPITAL TO FINANCE GROWTH AND CAPITAL REQUIREMENTS

         The development of the Company's business requires substantial capital expenditures. A substantial part of these expenditures are incurred before any related revenues are realized. Capital expenditures and other operating expenditures will result in negative cash flow and operating losses until and unless the Company develops an adequate customer base and revenue stream. If the Company does not generate enough revenue to offset its capital expenditures the Company may never become profitable. There is no assurance that the Company will be able to obtain additional capital on satisfactory terms, if at all. The Company's ability to obtain additional capital may be dependent upon the quotation of its common stock on the Nasdaq Stock Market or a U.S. National Securities Exchange. The Company has applied to list the common stock on the Nasdaq SmallCap Market. The Company has recently entered into two separate voting trust agreements with shareholders holding a majority of the voting power of the Company's capital stock, to limit the ability of such shareholders to control the Company through their shareholdings. See "Security Ownership of Certain Beneficial Owners and Management". However, there is no assurance that the common stock will be approved for listing on Nasdaq or any other U.S. Securities Exchange. Page 14

         The Company's business strategy depends on its ability to lease a significant amount of equipment from Lucent Technologies. On July 30, 1999, phoneXchange and Lucent Technologies, Inc. InterNetworking Systems signed a Master Lease Agreement pursuant to which Lucent agreed to provide the Company $3 million in credit for leasing Lucent equipment. On February 7, 2000, Lucent amended this agreement to increase the Company's line of credit to $10 million. The Company is currently attempting to negotiate an increase in the total financing to $25 million. However, there is no assurance that any increase will be approved. If an increase is not approved, the Company may not be able to maintain its current and projected growth.

         The Company believes that the Company must continue to enhance and expand its network in order to maintain its competitive position and continue to meet the increasing demands for service, quality, capacity and competitive pricing. This may require the Company to purchase and lease additional network capacity, inventory, equipment and possibly, to acquire other companies, which requires significant capital expenditures. In addition, the Company believes that it will not have sufficient cash to meet its currently anticipated working capital and capital expenditure requirements for the next 12 months. There can be no assurance that the Company will be able to raise needed capital on favorable terms or if at all. If the Company is unable to obtain additional capital on acceptable terms when needed the Company may be required to reduce the scope of its anticipated expansion and may not be able to take advantage of future opportunities

         RISKS ASSOCIATED WITH EXPANSION OF TELECOMMUNICATIONS NETWORK AND CUSTOMER BASE

         To succeed in its goal of expanding and enhancing its business operations, the Company will need to:

         o        successfully implement its marketing strategies;

         o        continue to develop, expand and integrate its network;

         o obtain satisfactory and cost-effective ownership interests and lease rights from, and establish interconnection arrangements with, competitors that own transport lines;

         o hire, retain and motivate highly productive sales personnel and independent sales agents;

         o        enhance and expand its service features and offerings; and

         o continue to attract and hire experienced corporate professionals.

         If the Company fails to successfully implement its expansion plans, the Company might have to reduce or delay its planned capital expenditures. In addition, any significant expansion will strain its management, operational, financial and technological resources as well as the infrastructure for its services. The Company's failure to manage its growth in a manner that minimizes these strains on its resources could disrupt its operations and ultimately prevent the Company from generating the revenues the Company expects.

         The expansion of its existing networks and the construction of networks in new markets is a significant undertaking. The Company will be required to install, purchase or lease, and operate additional facilities, switches and related equipment. Administrative, technical, operational, regulatory and other problems could arise that might be difficult to address and solve due to the scope and complexity of its planned expansion. The Company's ability to expand will also depend on timely performance by third-party suppliers and contractors, including suppliers of network equipment. Many of these factors are beyond its control. As a result, its network expansion might not be completed as planned, for the costs or in the time frame that the Company currently estimates.

         DEPENDENCE ON KEY PERSONNEL

         The Company's success depends to a significant degree on the efforts of senior management personnel and a group of employees with longstanding industry relationships and technical knowledge of its operations. The Company does not maintain key man life insurance with respect to any of its executive officers. The Company believes that its future success will depend in large part on its continuing ability to attract and retain highly skilled personnel. Competition for qualified, high-level telecommunications personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining needed personnel. The loss of the services of one or more of its key individuals, or its failure to attract and retain other key personnel, could strain its resources and disrupt its business operations.

         RISKS ASSOCIATED WITH EVOLVING TECHNOLOGY

         The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive products and services, such as the use of the Internet for international voice and data communications. The Company is unable to predict which technological development will challenge its competitive position and adapting to changes may require significant expenditures of money. If the Company fails to respond to developments in its industry quickly and in a cost effective manner, the Company's technology could become obsolete and the Company may lose existing customers and fail to attract new customers.

         A significant portion of its sales relate to the prepaid card market, which also faces rapid technological change, introduction of new products and services, competition from new sales channels and evolving industry standards. The Company's success will depend, in significant part, on its ability to make timely and cost-effective enhancements and additions to its technology and to introduce new products and services that meet customer demands. The proliferation of new telecommunications technology, including personal and voice communication services over the Internet, may reduce demand for long distance services, including prepaid cards. There can be no assurance that the Company will be successful in responding to these or other technological changes, evolving industry standards or to new products and services offered by its competitors. If the Company is unable to respond to these changes, the Company could lose customers and significant revenues.

          RISKS OF INTERNATIONAL TELECOMMUNICATIONS BUSINESS

         The Company expects to generate a substantial potion of its future revenues by providing international telecommunication services to customers on a wholesale basis. The international nature of the Company's operations involve risks caused by:

         o        changes in U.S. and foreign government regulations,

         o        changes in U.S. and foreign telecommunications standards,

         o        dependence on foreign partners,

         o        changes in tariffs, taxes and other trade barriers,

         o        the potential for nationalization and economic downturns, and

         o        political instability in foreign countries.

         As the Company expands, the Company will increasingly rely on foreign partners. The Company's arrangements with foreign partners may expose the Company to significant legal, regulatory or economic risks and the Company may have limited recourse if the Company's foreign partners do not perform under their contractual arrangements. Any of these risks could affect its ability to expand and could result in a loss of revenues.

         In addition, the governments of many countries exercise substantial influence over various aspects of the telecommunications market. In some cases, the government owns or controls companies that are or may become competitors or companies, such as national telephone companies, on which the Company and its foreign partners may depend for required interconnections to local telephone networks and other services. Accordingly, government actions in the future could have a material adverse effect on the Company's operations.

         RISKS ASSOCIATED WITH FOREIGN CURRENCY FLUCTUATIONS

         The Company's revenues and the cost of long distance services are sensitive to foreign currency fluctuations. The Company expects that an increasing portion of its net revenue and expenses will be denominated in currencies other than U.S. dollars. If that becomes the case, changes in exchange rates may have a significant effect on its results of operations.

         RISK OF NETWORK FAILURE

         Any system or network failure that causes interruptions in the Company's operations could have a material adverse effect on its business, financial condition or results of operations. The Company's operations are dependent on its ability to successfully integrate new and emerging technologies and equipment into its network, which could increase the risk of system failure and cause a strain on its networks. In addition, the Company's hardware and other equipment could be damaged by natural disasters, intentional acts of vandalism and other sources of power loss and telecommunications failures. The Company has taken a number of steps to prevent its network from being affected by natural disasters, including building redundant systems for power supply to its switching equipment. However, there can be no assurance that any of these systems will prevent its switches from becoming disabled in the event of an earthquake, power outage or otherwise. The failure of the Company's network, or a significant decrease in telephone traffic resulting from effects of a natural or man-made disaster, could result in the loss of existing customers and could affect the Company's reputation, harming its business.

         POTENTIAL ADVERSE EFFECTS OF GOVERNMENT REGULATIONS

         As a provider of domestic and international long distance telecommunications services, the Company is subject to varying degrees of regulation in each of the jurisdictions in which the Company operates. In the U.S., the Company is subject to the regulations of the Federal Communications Commission (FCC) as well as state and local laws and regulations. Currently, the FCC and state authorities regulate ownership of transport facilities, provision of services and the terms and conditions under which the Company provide services. If the Company does not comply with all the legal and regulatory requirements, the Company may face liability and may not be able to provide services in a particular jurisdiction.

         In addition, many foreign countries have adopted or may adopt laws or regulations that concern the Company's services. Compliance with these regulations may be difficult or expensive, and could force the Company to choose more expensive routing alternatives. The Company currently plans to provide a limited range of services in Mexico and the Philippines and to expand its operations as these markets liberalize regulations to permit competition. There can be no assurance that the regulatory regime in these countries will provide the Company with practical opportunities to compete in the near future, or at all. In addition, a reversal in the current trend toward deregulation of telecommunications carriers could have an adverse effect on its ability to provide or expand its services.

         POTENTIAL ADVERSE EFFECT OF LITIGATION

         An adverse ruling in the J&W Ventures litigation described in the "Legal Proceedings" section below would have an adverse affect on the Company's results of operations. A monetary judgment could reduce or eliminate the Company's working capital, and a judgment requiring the Company to issue shares of common or preferred stock could cause substantial dilution to its security holders.


ITEM 2.  PROPERTIES

         The Company leases its principle office at 27061 Aliso Creek Road, Suite 100, Aliso Viejo, California 92656. The lease agreement is for a five (5) year term, which expires April 1, 2005, and covers approximately 17,097 square feet. The current monthly lease rate is approximately $23,772, which increases annually at the rate of 4%.

         The Company also leases a switching facility in Los Angeles. The lease agreement is for a five (5) year term, which expires May 31, 2002, and covers approximately 1,350 square feet. The current monthly lease rate is approximately $2,705, which increases annually at the rate of 4%


ITEM 3.  LEGAL PROCEEDINGS

         On August 30, 1999, J&W Ventures, Inc. filed a claim against the Company in the Superior Court of Los Angeles County, alleging that the Company is in breach of a contract to purchase telecommunications equipment. The plaintiff is seeking performance of the contract plus damages. The Company has filed a cross-complaint seeking rescission and damages, asserting that J&W Ventures, Inc. breached certain representations and warranties. The Company intends to vigorously contest the litigation and to pursue its own remedies fully. While no assurance can be given regarding the outcome of this matter, the Company believes that the Company has strong and meritorious defenses to the claims asserted. However, a determination that the Company breached its contract with J&W Ventures, Inc. could have a material adverse effect on its business, operating results and financial condition.

         Pursuant to the J&W Ventures Asset Purchase Agreement, the Company paid $300,000 in cash, issued 441,600 shares of common stock and was obligated to designate and issue 850,000 shares of a new series of preferred stock, $2.50 par value. Pending the outcome of the litigation between the parties, the Company has placed a stop transfer order on the common stock issued, and has not designated or issued any preferred stock to the J&W Ventures sellers. The Company has not made any reserve on its balance sheet in connection with this litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

GENERAL

         The Company's common stock is traded on the National Quotation Bureau's "Pink Sheets" under the symbol "ICNW." On March 15, 2000, the closing sale price of its common stock on the National Quotation Bureau's "Pink Sheets" was $6.50. The Company has applied to list its common stock on the NASDAQ Small Cap Market under the symbol "ICNW."

MARKET PRICE

         The following table sets forth the range of high and low closing bid prices per share of the Company's common stock as reported by National Quotation Bureau, L.L.C. under the symbol "ICNW" for the periods indicated.


Fiscal Year 1998                    High Bid                     Low Bid
----------------                    ------------                 ------------

First Quarter                       $    125.00                  $     25.00
Second Quarter                      $     37.50                  $      5.00
Third Quarter                       $      6.50                  $      4.75
Fourth Quarter                      $      6.75                  $      3.75

Fiscal Year 1998                    High Bid                     Low Bid
----------------                    ------------                 ------------

First Quarter                       $      7.75                  $     4.875
Second Quarter                      $      6.75                  $      4.00
Third Quarter                       $   10.4375                  $     5.375
Fourth Quarter                      $     11.00                  $      9.00

         The above prices have been adjusted to reflect a 1 for 40 reverse stock split effective April 21, 1998 and a 1 for 10 reverse stock split effective June 11, 1998. Further, the above prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

HOLDERS

         As of March 15, 2000, there were 5,867,780 shares of common stock issued and outstanding, which were held by approximately 759 holders of record, and 3,167,974 shares of Series A-1 preferred stock issued and outstanding, which were held by 6 holders of record. No shares of Series A preferred stock were issued and outstanding.

DIVIDEND POLICY

         The Company has not paid any dividends on its common stock and does not expect to do so in the foreseeable future. The Company intends to apply its earnings, if any, to expanding its operations and related activities.

         The payment of cash dividends in the future will be at the discretion of the board of directors and will depend on various factors including earning levels, capital requirements, the Company's financial condition and other factors deemed relevant by the board of directors. In addition, the Company's ability to pay dividends is limited pursuant to the terms of the Series A-1 preferred stock, the Series A preferred stock, and may become limited under future series of preferred stock or loan agreements which may restrict or prohibit the payment of cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         The following is information concerning the sale of equity securities during the last fiscal year that were not registered under the Securities Act. In each case any proceeds received were used for working capital purposes and to finance the Company's network expansion.

                          Date of
                          Sale/                                            Consideration        Exemption from
Purchaser                 Issuance     Title and Amount of Securities      Received             Registration
------------------------- ------------ ----------------------------------- -------------------- ----------------
SEL Group                 11/30/99     185,250 shares of  restricted       185,250 shares of    Section 4(2)
                                       common stock                        phoneXchange
                                                                           common stock

Rebecca, LLC              11/22/99     Warrants to purchase 80,000         $4,480,000(4)        Section 4(2)
                                       shares of common stock (1),
                                       Warrants to purchase 80,000
                                       shares of common stock (2),
                                       4% Convertible Debentures (3)

May Davis Group, Inc.     11/22/99     Warrants to purchase 200,000        Placement agent      Section 4(2)
                                       shares of common stock (5)          services

Henry & Monroe, LLC       10/29/99     23,500 shares of restricted         Broker Services      Section 4(2)
                                       common stock

6 Accredited investors    10/7/99      1,332,000 shares of common stock    $999,000             Regulation D
                                                                                                Section 504

Charles McGuirk           9/24/99      500 shares of restricted common     Board of director    Section 4(2)
                                       stock                               services

Albert Kashani            9/11/99      5,000 shares of restricted common   Board of director    Section 4(2)
                                       stock                               services

Joseph Vaughn-Perling     9/11/99      5,000 shares of restricted common   Board of director    Section 4(2)
                                       stock                               services

American Equities, LLC,   9/11/99      3,267,974 shares of Series A-1      $5,000,000 (8)       Section 4(2)
Corporate Financial                    12% redeemable convertible
Enterprises, Inc.,                     preferred stock (6) and Warrants
Jamie Mazur, Emily                     to purchase 5,943,633 shares of
Mazur, Jennifer Mazur                  common stock (7)
and Trent Mazur

Corporate Financial       9/10/99      Warrants to purchase 350,000        Consulting services  Section 4(2))
Enterprises, Inc.                      shares of common stock (9)

Corporate Financial                    141,000 shares of restricted        $105,750 receivable  Section 4(2)
Enterprises, Inc          9/1/99       common stock

Elie Sakaran              7/1/99       Warrants to purchase 100,000        Consulting services  Section 4(2)
                                       shares of common stock                                   (Cancelled)

FM Computer               5/27/99      25,296 shares of restricted         Equipment            Section 4(2)
Technologies, LLC                      common stock

phoneXchange              2/23/99      921,428 shares of common stock      85.14% interest in   Section 4(2)
stockholders                           and Warrants to purchase            phoneXchange, Inc.
                                       921,428 shares of common stock(10)  common stock

J&W Ventures              2/3/99       441,600 shares of restricted        Equipment            Section 4(2)
                                       common stock

    (1) Exercisable anytime commencing November 22, 1999 and expiring November 22, 2001 at an exercise price of $12.50 per share.

    (2) Exercisable anytime commencing November 22, 1999 and expiring November 22, 2001 at an exercise price of $15.00 per share.

    (3) Convertible anytime commencing April 1, 2000 into shares of common stock based on a conversion price equal to 80% of the averaged three lowest bid prices during the 20 trading days immediately prior to the date of conversion, except that the conversion price cannot be higher than $10.00 per share. The debentures automatically convert into common stock on December 2, 2004.

    (4)  $5,000,000 less costs associated with the offering.

    (5) Exercisable anytime commencing November 22, 1999 and expiring November 22, 2004 at an exercise price of $13.75 per share.

    (6) Convertible at any time after December 31, 2000 at the option of the holder, into shares of common stock at a rate of 10 shares of common stock for each share of Series A-1 preferred stock.

    (7) Exercisable anytime commencing December 31, 2000 and expiring February 22, 2004 at an exercise price of $1.72 per share.

    (8)  As of December 31, 1999, $4,781,500 had been paid, $218,500 receivable.

    (9) Exercisable anytime commencing December 31, 2000 and expiring September 1, 2004 at an exercise price of $4.50 per share.

    (10) Exercisable anytime commencing December 31, 2000 and expiring February 22, 2004 at an exercise price of $4.50 per share.


ITEM 6.  SELECTED AND FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," filed as part of this Form 10-K. The consolidated statements of operations data for the years ended December 31, 1999, and the consolidated balance sheet data at December 31, 1999 as well as the statement of operations data for the period from inception (January 16,1997) through December 31, 1997 and the year ended December 31, 1998 and the balance sheet data at December 31, 1998 are derived from the Company's audited financial statements and are included in this Form 10-K.

                                           SELECTED FINANCIAL INFORMATION
                                                   (IN DOLLARS)

                                                                   From inception
                                                                    (January 16,
                                                                    1997) through           For the year ended
                                                                      December                December 31,
                                                                   ---------------  -------------------------------
                                                                                                       Consolidated
                                                                   ---------------  ---------------  ---------------
                                                                        1997             1998               1999
                                                                   ---------------  ---------------  ---------------
STATEMENT OF OPERATIONS DATA

Revenues                                                           $            -   $            -   $    2,133,289
Operating Expenses:
                                                                   ---------------  ---------------  --------------
  Data communications and telecommunications                                    -                -        4,331,589
  Selling, general and administrative expenses                            300,100            6,999        6,481,611
  Depreciation and amortization                                                 -                -          792,325
  Write down of impaired assets                                         7,800,000                -        2,554,819
                                                                   ---------------  ---------------  ---------------
      Total operating expenses                                          8,100,100            6,999       14,160,344
                                                                   ---------------  ---------------  ---------------
Loss from operations                                                   (8,100,100)          (6,999)     (12,027,055)
                                                                   ---------------  ---------------  ---------------
Other income (expense)
  Other income                                                               -                -            1,137,599
                                                                   ---------------  ---------------  ---------------
      Total other income (expense)                                           -                -            1,137,599
                                                                   ---------------  ---------------  ---------------
Loss before income taxes                                               (8,100,100)          (6,999)     (10,889,456)
                                                                   ---------------  ---------------  ---------------
Income taxes                                                                    -                -                -
                                                                   ---------------  ---------------  ---------------
Net loss                                                           $   (8,100,100)  $       (6,999)  $  (10,889,456)
                                                                   ---------------  ---------------  ---------------
Basic and diluted loss per share                                   $      (173.28)  $        (0.00)  $        (3.29)
                                                                   ---------------  ---------------  ---------------
Weighted average common shares outstanding                                 46,747        5,262,206        3,307,829
                                                                   ===============  ===============  ===============

OTHER FINANCIAL DATA:
Net cash used in operating activities                              $      (100.00)  $            -       (6,574,030)
Net cash used in investing activities                              $            -   $            -       (1,155,447)
Net cash provided by financing activities                          $        100.00  $            -   $   10,281,590


                                                                              December 31,
                                                                   --------------------------------
                                                                                     Consolidated
                                                                   ---------------  ---------------
                                                                        1998             1999
                                                                   ---------------  ---------------
BALANCE SHEET DATA:
Working capital (deficit)                                          $       (6,999)  $    1,296,313
Total assets                                                                    -       15,456,016
Total long-term liabilities, net of current portion                             -        5,244,649
Retained earnings (deficit)                                            (8,107,099)     (18,996,555)
Stockholders' equity (deficit)                                     $       (6,999)  $    3,702,029

                                                                                                                            Page 22

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is an emerging multinational carrier focused primarily on the international long distance market. The Company seeks to offer highly reliable, low-cost switched voice services on a wholesale basis, primarily to U.S.-based long distance carriers. The Company provides international long distance service to various foreign countries through its flexible network comprised of various foreign termination relationships, international gateway switches, leased transport lines and resale arrangements with other long distance providers.

         The following discussion should be read in conjunction with the Company's consolidated financial statements and the other financial data appearing elsewhere in this prospectus. Integrated Communication Networks, Inc., which was incorporated on January 16, 1997 began operations through its acquisition of its majority owned subsidiary phoneXchange, Inc. in February 1999. See "Certain Sales of Equity Securities" for information regarding its majority ownership of phoneXchange, Inc. The Company began offering long distance services on February 28, 1999 by reselling the services of other long distance carriers. The Company offers domestic and international wholesale long distance services, including switched, private line, special access and prepaid long distance services, to other telecommunications carriers and agents and brokers of prepaid phone cards. The Company operates long distance switching centers in Los Angeles, Dallas, Mexico City and New York. For the year ended December 31, 1998 and for the period from inception on January 16, 1997 to December 31, 1997, the Company had no revenue and no material operations. The following is management's discussion and analysis of financial condition and results of operations for the years ended December 1998 and 1999, respectively.

         REVENUES. Most of the Company's revenues are generated by the sale of international long distance services on a wholesale basis to other, primarily domestic, long distance providers. The Company records revenues from the sale of long distance services at the time of customer usage. The Company's agreements with its wholesale customers are short-term in duration and the rates charged to customers are subject to change from time to time, generally with five days notice to the customer.

         OPERATING EXPENSES. The Company's primary operating expenses include data communications and telecommunications expenses and selling, general and administrative expenses. The Company has pursued a strategy of attracting customers and building calling volume and revenue by offering favorable rates compared to other long distance providers. The Company continues to lower its data communications and telecommunications expenses by (i) expanding the Company's owned network facilities, (ii)continuing to utilize the Company's sophisticated information systems to route calls over the most cost-effective routes and (iii) leveraging the Company's traffic volumes and information systems to negotiate lower variable usage-based costs with domestic and foreign providers of transmission capacity.

         Data communications and telecommunications expenses include those costs associated with the transmission and termination of international long distance services. Currently, a majority of transmission capacity used by the Company is obtained on a variable, per minute basis. As a result, some of the Company's current cost of services is variable. The Company's contracts with its vendors provide that rates may fluctuate, with rate change notice periods varying from five days to one year, with certain of the Company's longer term arrangements requiring the Company to meet minimum usage commitments in order to avoid penalties. Such variability and the short-term nature of many of the contracts subject the Company to the possibility of unanticipated cost increases and the loss of cost-effective routing alternatives. Included in the Company's data communications and telecommunications expenses are accruals for rate and minute disputes and unreconciled billing differences between the Company and its vendors. Each quarter management reviews the data communications and telecommunications expenses accrual and adjusts the balance for resolved items. Data communications and telecommunications expenses also includes fixed costs associated with the leasing of network facilities.

         Selling, general and administrative expenses consist primarily of personnel costs, depreciation and amortization, tradeshow and travel expenses and commissions and consulting fees. These expenses have been increasing over the past year, which is consistent with the Company's recent growth, accelerated expansion into Latin America, and investment in systems and facilities. The Company expects this trend to continue, and to include, among other things, a significant increase in depreciation and amortization. Management believes that additional selling, general and administrative expenses will be necessary to support the expansion of the Company's network facilities, its sales and marketing efforts and the Company's expansion into other international markets.

         Prices in the international long distance market have declined in recent years and, as competition continues to increase, the Company believes that prices are likely to continue to decline. Additionally, the Company believes that the increasing trend of deregulation of international long distance telecommunications will result in greater competition, which could adversely affect the Company's revenue per minute and gross margin. The Company believes, however, that the effect of such decreases in prices will be offset by increased calling volumes and decreased costs.

         FOREIGN EXCHANGE. The Company's cost of long distance services are sensitive to foreign currency fluctuations. The Company expects that an increasing portion of the Company's revenues and expenses will be denominated in currencies other than U.S. dollars, and changes in exchange rates may have a significant effect on the Company's results of operations.

         FACTORS AFFECTING FUTURE OPERATING RESULTS. The Company's quarterly operating results are difficult to forecast with any degree of accuracy because a number of factors subject these results to significant fluctuations. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

         The Company's revenues, costs and expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors. The Company's revenues in any given period can vary due to factors such as call volume fluctuations, particularly in regions with relatively high per-minute rates, the addition or loss of major customers, whether through competition, merger, consolidation or otherwise, the loss of economically beneficial routing options for the termination of the Company's traffic, financial difficulties of major customers, pricing pressure resulting from increased competition, and technical difficulties with or failures of portions of the Company's network that impact the Company's ability to provide service to or bill its customers. The Company's cost of services and operating expenses in any given period can vary due to factors such as fluctuations in rates charged by carriers to terminate the Company's traffic, the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities, changes in the Company's sales incentive plans and costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel. In addition, the Company's operating results can vary due to factors such as changes in routing due to variations in the quality of vendor transmission capability, loss of favorable routing options, the amount of, and the accounting policy for, return traffic under operating agreements, actions by domestic or foreign regulatory entities, the level, timing and pace of the Company's expansion in international markets and general domestic and international economic and political conditions. Further, a substantial portion of transmission capacity used by the Company is obtained on a variable, per minute and short term basis, subjecting the Company to the possibility of unanticipated price increases and service cancellations. Since the Company does not generally have long-term arrangements for the purchase or resale of long distance services, and since rates fluctuate significantly over short periods of time, the Company's gross margins are subject to significant fluctuations over short periods of time. The Company's gross margins also may be negatively impacted in the longer term by competitive pricing pressures.

         On January 5, 2000, the Company filed a Registration Statement on Form S-1 (Registration No. 333-94105) registering up to 13,775,061 shares of Common Stock issuable upon conversion of certain securities of the Company. The Registration Statement has been filed but has not become effective.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1999

         REVENUE: The Company generates the majority of its revenue from the sale of wholesale long distance voice services, largely to other telecommunications carriers seeking overflow capacity, and the sale of prepaid long distance voice services to agents and brokers of prepaid phone cards. Revenue for the year ended December 31, 1999 increased $2.1 million to $2.1 from $0 for the year ended December 31, 1998. This increase is due to the fact that the Company began operations in February 28, 1999. Revenues from prepaid long distance voice services represented approximately 99% and 0% of its total revenue for the year ended December 31, 1999 and 1998. During the past several years, market prices for telecommunications services have been declining, which is a trend that the Company believes will likely continue. This decline will have a negative effect on its revenue and gross margin, which may not be offset completely by savings from decreases in its cost of services.

         OPERATING EXPENSES: The Company's primary operating expense categories include data communications and telecommunications expenses and selling, general and administrative expenses. Data and telecommunications include the fixed costs of leased facilities, leased transport lines and the variable costs of origination, termination and access services provided through local exchange carriers and other long distance telecommunications companies. Selling, general and administrative expenses include all infrastructure costs, such as selling expenses, customer support, corporate administration, personnel network maintenance, depreciation and amortization and a write-off of certain assets. Selling expenses include commissions for its direct sales program. Selling expenses also include commissions paid to its dealers and agents, which are based on a fixed percentage of the customers' monthly billings.

         Data communication and telecommunication expenses ended December 31, 1999 increased $4.3 to $4.3 from $0 for the year ended December 31, 1998. This increase is due to the fact that the Company began operations on February 28, 1999. In addition to incurring the costs associated with the origination, transmission and termination from other carriers, the Company has also incurred the costs associated with establishing its own transmission network and termination relationships primarily in the Latin America market. By establishing its own transmission network and termination relationships, which became operational in the fourth quarter of 1999, the Company will be able to carry a significant portion of its international long distance traffic over its own facilities, thereby reducing its costs of services by decreasing payments to other carriers for the use of their facilities. The Company is continuing to install switching and transmission equipment, which will allow the Company to increase the percentage of the long distance services the Company provides on its own network, thereby improving its margins.

         Selling, general and administrative expenses for the year ended December 31, 1999 increased $ 6.5 million to $6.5 million from $ 6,999 for the year ended December 31, 1998. The increase in selling, general and administrative expenses is largely attributable to the significant investments in human resources and increased marketing and sales efforts associated with the continued expansion of its services. Since these investments often occur before the Company realizes significant revenue from operations, they have the effect of increasing selling, general and administrative expenses as a percentage of revenue. These investments in infrastructure and support are intended to provide the Company with the ability to continue to expand into new markets, maximize customer retention and provide for growth. In addition, the Company has hired additional personnel to facilitate the deployment of its network.

         Depreciation and amortization is primarily related to switching equipment, facilities, computer equipment and software and is expected to increase as the Company incurs substantial capital expenditures to continue the expansion of its network facilities. Depreciation and amortization also includes the amortization of goodwill related to its acquisition of phoneXchange, Inc. and certain telecommunications equipment. Depreciation and amortization expenses for the year ended December 31, 1999 increased $792,325 to $792,325 from $0 for the year ended December 31 1998. The increase in depreciation and amortization during the 1999 year is largely attributable to the amortization of goodwill, which increased $ 421,589 for the year ended December 31, 1999 from $0 for the year ended December 31, 1998. In addition, depreciation has increased primarily due to capital expenditures related to the establishment and expansion of its network operations center and support infrastructure to accommodate increased traffic volume and expanded service offerings

         IMPAIRMENT OF ASSETS: The Company wrote-down certain switching equipment previously acquired in the amount of $ 2.5 million for the year ended December 31, 1999 as the result of an impairment of value.

         INTEREST INCOME AND INTEREST EXPENSE: Interest expense is primarily comprised of interest paid on the Company's long-term debt and various capital leases. Interest expense increased by $320,346 to $320,346 in 1999 from $0 in 1998. This increase was attributable to the new borrowings under certain long-term notes, the proceeds of which were primarily used for working capital. Interest income is primarily composed of income earned on cash and cash equivalents. Interest income increased by $13,986 to $13,986 in 1999 from $0 in 1998. This increase was primarily attributable to increased interest earnings on the Company's cash.

         INCOME TAXES: The Company generated a net loss for the years ended December 31, 1997, 1998 and 1999. Based on the Company's plans to expand through the construction and expansion of its network, customer base and product offerings, the Company expects this trend to continue. Given these circumstances and the level of taxable income expected to be generated from reversing temporary differences, the Company has established a valuation allowance for the deferred tax assets associated with these net operating losses.

         LIQUIDITY AND CAPITAL RESOURCES: The Company's principal capital and liquidity needs historically have related to the development of its network infrastructure, its sales and marketing activities and general capital needs. The Company's capital needs have been met, in large part, from the net proceeds from borrowings under long-term notes and the sale of its common stock and preferred stock. As the Company placed greater emphasis on expanding its network infrastructure, the Company has also sought to meet its capital needs through vendor leases and other equipment financings.

         Net cash provided by financing activities was $10.3 million for the year ended December 31, 1999, $0 for the year ended December 31, 1998 and $100 for the year ended December 31, 1997. The amount is primarily attributable to the net proceeds from the issuance of long term notes and the sale its common and preferred stock.

         Net cash used in operating activities was $6.6 million for the year ended December 31, 1999, $ 0 for the year ended December 31, 1998, and $100 for the year ended December 31, 1997. Cash used in operating activities for all periods resulted from net losses and increases in accounts receivable, deposits and prepaids, which were partially offset by the write-off of certain assets, compensation expense related to stock option grants, increases in accounts payable and accrued liabilities.

         Net cash used in investing activities was $1.2 million for the year ended December 31, 1999, $ 0 for the year ended December 31, 1998, and $ 0 for the year ended December 31, 1997. Cash used in investing activities was primarily related to purchases of equipment.

         The continued development and expansion of its sales and marketing efforts and network infrastructure are expected to require substantial cash expenditures. In addition, the Company's existing operations are not currently profitable on a stand-alone basis. As a result, the Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future. The Company has budgeted its future capital requirements based on current estimates of its future revenue and with a view on current competitive factors and the domestic and international regulatory environment pertaining to its business. The Company cannot be certain that actual revenue will be in line with management's expectations or that expenditures will not be significantly higher than anticipated. In addition, there can be no assurance that the Company will be able to meet its strategic objectives or that the Company will have access to adequate capital resources on a timely basis, or at all, or that such capital will be available on terms that are acceptable to the Company. The failure to obtain such capital would have a material adverse effect on the Company's business and its ability to implement its business plan. The Company may consider potential acquisitions or other strategic arrangements that may fit the Company's strategic plan. Any such acquisitions or strategic arrangements likely would require additional equity or debt financing, which may result in dilution.

         MASTER LEASE AGREEMENT WITH LUCENT TECHNOLOGIES: On July 30, 1999, phoneXchange and Lucent Technologies, Inc. InterNetworking Systems signed a Master Lease Agreement pursuant to which Lucent agreed to provide the Company $3 million in credit for leasing Lucent equipment. On February 7, 2000, Lucent amended this agreement to increase the Company's line of credit to $10 million. The Company has received equipment eligible to be financed under the Master Lease Agreement valued at approximately $4 million but has not completed type testing and acceptance of the equipment. Upon type testing and acceptance, the equipment will be placed under an operating lease with 36 monthly payments. As of December 31, 1999, the Company had no outstanding borrowings under the Master Lease Agreement. The Company is currently attempting to negotiate an increase in the total financing to $25 million. However, there is no assurance that any increase will be approved. If an increase is not approved, the Company may not be able to maintain its current and projected growth.

         EFFECTS OF NEW ACCOUNTING STANDARDS

         In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which are both effective for fiscal years beginning after December 15, 1997. SFAS No. 130 addresses reporting amounts of other comprehensive income and SFAS No. 131 addresses reporting segment information. In 1999, the Company implemented SFAS No. 130. There are no material differences between net income and comprehensive income as defined by SFAS 130 for the periods presented. SFAS 131 uses a management approach to report financial and descriptive information about a company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the company's management. Under this definition, the Company operated as a single segment for periods presented.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, SFAS No. 133 was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133. As a result of this amendment, SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In accordance with SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

         On December 3, 1999, the Securities and Exchange Commission staff issued SAB No. 101, Revenue Recognition in Financial Statements. The SAB spells out four basic criteria that must be met before companies can record revenue. These are: (a) persuasive evidence that an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the seller's price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured.

         Many of the examples in the SAB address situations that give rise to the potential for recording revenue prematurely. They include transactions subject to uncertainties regarding customer acceptance, including rights to refunds and extended payment terms, and require continuing involvement by the seller.

         In March 2000, the SEC issued SAB 101A - Amendment: Revenue Recognition in Financial Statements, that delays the implementation date of certain provisions of SAB 101. Under the amendment, the Company is not required to restate its prior financial statements provided that the Company reports a change in accounting principle no later than the second fiscal quarter (ending June 30, 2000) in accordance with FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. In accordance with FAS 3, for companies that adopt SAB 101 in the second quarter, financial information for the first quarter would be restated by including a cumulative effect adjustment in that quarter (i.e., the first quarter). The Company does not believe the adoption of SAB 101 would have a material impact on its continuing operations.

         INFLATION: The Company does not believe inflation has had a significant impact on its operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To date, the Company has not entered into any market risk sensitive instruments or purchased any hedging instruments for trading purposes or otherwise that would be likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not purchased options or entered into swaps of forward or future contracts. While its global operations currently generate revenues in United States dollars, the Company is evaluating the impact of foreign currency exchange risk on its results of operations as the Company continues to expand globally.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company selected Jack Olesk, CPA to audit the Company's consolidated financial statements for the fiscal year ended December 31, 1998 and 1997. Brad Haynes, CPA audited the financial statements of phoneXchange for the fiscal year ended December 31, 1998. The Company selected Mendoza Berger & Company, LLP to audit the Company's and phoneXchange's consolidated financial statements for the fiscal year ended December 31, 1999. Both Mr. Olesk and Mr. Haynes were dismissed with the approval of the Company's Chief Financial Officer and its board of directors. Neither Mr. Olesk's report nor Mr. Haynes' report contained any adverse opinion or disclaimer of opinion. However, each report was modified as to uncertainty regarding the company's ability to continue as a going concern. The Company believes that there were no disagreements with either Mr. Olesk or Mr. Haynes on any matter relating to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Mr. Olesk or Mr. Haynes, respectively, would have caused either of them to make reference to the subject matter of the disagreements in connection with their respective reports.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth information regarding the Company's executive officers and directors. All officers serve at the pleasure of its board of directors. Directors serve until the next annual meeting of stockholders and until the election and qualification of their successors.

NAME                                AGE        POSITION
----                                ---        --------

David J. Chadwick                   40         President and Chief Executive
                                               Officer and Chairman

Gary L. Killoran                    34         Secretary, Treasurer, Chief
                                               Financial Officer and Director

James E. Rott                       57         Chief Operations Officer

Paul E. Hyde                        40         Vice President and Director

Albert R. Kashani (1)(2)            29         Director

Joseph Vaughn-Perling (1)(2)        32         Director

Ari M. Kaplan (1)                   27         Director

Russell J. Hensley                  43         Director

     (1)      Member of Audit Committee
     (2)      Member of Compensation Committee

         There are no family relationships among the directors and officers indicated above.

         David J. Chadwick has served as the Company's President and CEO and a member of the Company`s board of directors since February 8, 1999. Since April 7, 1998, Mr. Chadwick has also been President and CEO of phoneXchange, Inc. From 1997 to present, Mr. Chadwick has been President and CEO of C/Net: Solutions, Inc. From 1994 to 1996, he was co-founder, Vice President and Secretary of Chadmoore Wireless Group, Inc., a publicly traded company. Corporate responsibilities included mergers and acquisitions, procurement and consolidation of FCC licensed spectrum and oversight of FCC regulatory requirements and SEC reporting. From 1993 to 1994, Mr. Chadwick was Vice President of Engineering for American Digital Communications, also a publicly traded company. Operational duties included path engineering, frequency coordinating, FCC regulatory filings, network property procurement, overseeing contract personnel and supervision of technicians. He was involved from 1990 to 1993 in the engineering and implementation of analog and digital microwave radio, multi-pair cable, coaxial cable and fiber optic transmission media for Contel Cellular, Pac-Tel Cellular (AirTouch), U.S. West/New Vector and L.A. Cellular. Mr. Chadwick is a network design engineer and has been involved in development and operational management of satellite, microwave, SMR/ESMR, PCS and cellular systems. Mr. Chadwick holds a Bachelor of Arts degree in Public Administration Business from the University of Mississippi, Oxford, Mississippi and has over 16 years of experience in the telecommunications industry.

         Gary L. Killoran has served as the Company's Treasurer, Secretary and Chief Financial Officer since February 8, 1999. He was elected to board of directors on March 1, 1999. From January 1, 1999, Mr. Killoran has also been Secretary, Treasurer and Chief Financial Officer of phoneXchange, Inc. From 1997 through 1998, Mr. Killoran operated Camden Financial Group, Inc., a company he founded, which developed business plans, financial projection and pro forma financial statements for various telecommunications companies. From 1995 to 1997, Mr. Killoran was Secretary, Treasurer, Chief Financial Officer and Director for Chadmoore Wireless Group, Inc. Mr. Killoran assisted with taking the company public and was responsible for SEC and state regulatory reporting. Mr. Killoran was responsible for developing financial projections involving national deployment strategies, negotiation and execution of purchase contracts, vendor financing agreements and acquisitions. Mr. Killoran was also responsible for financial controls, internal and external audits, risk management, treasury management and tax planning and reporting, and employee benefits plans. From 1988 to 1995, Mr. Killoran began with Centel Corporation in the Financial Reporting Department and quickly moved up to Sprint Cellular's Regional Accounting Manager for the West Region. Mr. Killoran received his Bachelor of Arts degree in Business Administration Accounting from the University of Wisconsin at Madison in 1988 and has over 11 years of experience in accounting and finance in both publicly traded and privately held companies in the telecommunications industry.

         James E. Rott has served as the Company's Chief Operations Officer since February 8, 1999. From April 7, 1998 until December 31, 1998, Mr. Rott was Chief Operating Officer of phoneXchange. Mr. Rott is a certified public accountant and has extensive experience and background in corporate, financial services and public accounting environments. From 1992 to the present, Mr. Rott has also been the Principal Financial Consultant for Southwind Financial Corporation in Irvine, California, providing accounting, tax, debt financing and computer system consultation services to corporate clientele. From 1985 to 1990, Mr. Rott held the position of Senior Vice President and Chief Financial Officer of Beach Savings Bank in Fountain Valley, California, directing all financial reporting functions as well as the loan serving and saving operations. Mr. Rott was responsible for the direction of the treasury, cash management, audit, regulatory reporting and investments. In addition, he managed deposit acquisition, bank borrowing relationships, investment and hedging activities and asset liability monitoring. From 1983 to 1985, Mr. Rott was the Vice President and Chief Financial Officer of Heartland Savings and Loan Association in El Cajon, California. His affiliations include American Institute of CPA's, California Society of CPA's, Washington Society of CPA's and Mortgage Banking Association. Mr. Rott graduated from the University of Washington, Seattle, with a Bachelor of Arts degree in Administration Accounting.

         Paul E. Hyde has served as the Company's Vice-President since February 8, 1999. From April 7, 1998, Mr. Hyde has been Vice President of phoneXchange. On October 15, 1999, Mr. Hyde was elected to the board of directors. Mr. Hyde has more than 18 years of experience in the telecommunications industry, the past 13 years in the cellular and SMR two-way radio industry. From 1996 to 1997, he was General Manager and Vice President for Comserv, Inc. From 1993 to 1996, Mr. Hyde was General Manager and Vice President of Operations for Chadmoore Communications of Tennessee, who purchased General Communications in 1994. From 1984 to 1993, Mr. Hyde was sales manager for General Communications Radio Sales and Service and was responsible for marketing BellSouth's first cellular service in Memphis, Tennessee and Ericsson's first digital system in Tennessee. Mr. Hyde was awarded top salesperson nationally with Uniden America for two years and was able to make General Communications the top dealer in its region for five years.

         Albert R. Kashani was elected to the Company's board of directors on September 11, 1999. Mr. Kashani is an attorney and since March 1998, he has specialized in transactional and business litigation matters. From 1995 to 1998, Mr. Kashani was a tax consultant at Ernst & Young, LLP in Los Angeles. From 1991 to the present, Mr. Kashani has also been a principal executive officer of Menorah Fusing & Services, Inc., a clothing interlining business, and its predecessors. In 1988, Mr. Kashani founded Torina, Inc., a clothing manufacturing company. Mr. Kashani received his Bachelor of Arts degree in Economics from California State University, Northridge, in 1992 and graduated from the University of Southern California Law Center in 1995.

         Joseph Vaughn-Perling was elected to the Company's board of directors on September 11, 1999 and has over 15 years of experience in the telecommunications and data processing industry. He has served as Senior Applications Architect, Staff Support Manager, Senior Computer Scientist, Computer Technologist, Chief Technical Officer, Computer Analyst and Technical and Software Consultant for Global Fortune 500 companies. Since 1997 Mr. Vaughn-Perling has worked for Infonet Incorporated where he is currently Senior Application Architect of Marketing, designing and implementing global communication infrastructure systems and the applications that power them. From 1995 to 1997 he was LAN/WAN Technologist - Research and Development for Internet technologies for William O'Neil & Co. From 1994 to 1995 he was Chief Technical Officer for Dolphin Developments. He also serves on the board of advisors for Platt College, a technical college with several campuses in Southern California. Mr. Vaughn-Perling attended the University of California, Los Angeles and received his Bachelors of Arts degree in Psychology and Cognitive Science.

         Ari M. Kaplan was elected to the Company's board of directors on January 3,2000. Mr. Kaplan is currently the Controller of TechSpace, LLC, a New York Limited Liability Company. From December 1998 to July 1999, Mr. Kaplan was a Senior Accountant and Auditor for David Berdon & Co., LLP, where he was responsible for conducting audits, reviews and compilations, litigation support, taxation and tax planning. From January 1997 to December 1998, Mr. Kaplan was a Staff Accountant for Nugent & Haeussler, CPA's, P.C., where he was responsible for audits, reviews and compilations for profit oriented, non-profit, and government entities. Mr. Kaplan also prepared financial statements, audit reports, conducted write-ups, O.M.B. a-133 audits, taxation and tax planning, estate planning, and he established and accounted for pension and post retirement benefit plans. Mr. Kaplan is a graduate of the State University of New York at NewPaltz with a Bachelor of Science degree in Accounting. Mr. Kaplan maintains membership with the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

         Russell J. Hensley was elected to the Company's board of directors on January 3, 2000 and has over 18 years of experience in the legal profession. Mr. Hensley is currently the Managing Partner of The Bogatin Law Firm, PLC located in Memphis, Tennessee. He is primarily a transactional lawyer specializing in acquisitions and mergers. Mr. Hensley has been a Staff Attorney for the City of Memphis for over 10 years handling matters involving Housing & Community Development, International Contracts with various foreign governments for The Wonders Series and the Memphis Depot Redevelopment Agency. Mr. Hensley is an Adjunct Professor at Christian Brothers University teaching in the Masters Program. Mr. Hensley graduated from the University of Mississippi with a Liberal Arts degree in Political Science and a minor in Business and from the University of Memphis Cecil C. Humphreys School of Law. Mr. Hensley maintains memberships in the Shelby County and Memphis Bar Association and the Tennessee Bar Association.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act that requires that the Company's officers and directors, and persons who own more than 10% of the registered class of the Company's Equity securities, file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file.

         Based solely on its review of the copies of such forms received, or written representations made to the Company, the Company believes that during fiscal 1999 its officers and directors complied with all Section 16(a) filing requirements with the exception that their filings on Form 3 were delinquent. The Company has not received copies of any Section 16(a) filings from any 10% stockholders who are not officers or directors of the Company. The Company believes that Corporate Financial Enterprises, Inc. is a 10% stockholder and as such, has failed to file a Form 3 as required by Section 16(a).


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the total compensation during fiscal years 1999 and 1998 the Company paid to the Company's Chief Executive Officer and its three other most highly compensated executive officers whose annual salary and bonus exceed $100,000. None of the executive officers of the registrant received any compensation in 1997. The compensation described in this table does not include prerequisites and other personal benefits, securities or property received which do not exceed the lesser of $50,000 or 10% of an executive's salary and bonus reported in this table.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long-Term
                                                    Annual Compensation            Compensation
                                         --------------------------------------  ----------------
                                                                       Other        Securities
                               Fiscal                              Compensation     Underlying
Name and Principal Position     Year      Salary ($)   Bonus ($)        ($)      Options (Shares)
---------------------------  ----------  -----------  ----------  -------------  ----------------
David J. Chadwick               1999     $  195,000   $  25,000   $  33,228 (a)       487,500
Chief Executive Officer,        1998              -           -           -                 -
    President and Chairman
    of the Board

Gary L. Killoran                1999     $  130,000   $  17,500   $       -           236,250
Chief Financial Officer,        1998              -           -           -                 -
    Secretary, Treasurer
    and Director

James E. Rott                   1999     $  120,000   $  10,000   $       -           236,250
Chief Operations Officer        1998              -           -           -                 -

Paul E. Hyde                    1999     $  120,000   $  10,000   $       -                 -
Vice President and Director     1998              -           -           -                 -

(a)  Includes $32,870 car allowance.

                              OPTION GRANTS IN 1999

         The following table sets forth information regarding options granted during fiscal year 1999 to the executive officers named in the compensation table above.

                                                                                  Potential Realizable Value at
                                                                                     Assumed Annual Rates of
                                                                                      Appreciate for Option
                                     Individual Grants                                       Term (b)
                     ------------------------------------------------------- ---------------------------------------
                      Number of      Percent of
                      Securities   Total Options
                      Underlying     Granted To     Exercise
                       Options      Employees in     Price      Expiration
                       Granted          1999       ($/Sh)(a)        Date        5% ($)       10% ($)       0% ($)
                     ------------- --------------- ----------- ------------- ------------ ------------ -------------

David J. Chadwick     487,500 (c)      44.3%       $     3.37     7/22/04    $ 1,856,928  $ 2,773,445  $  1,099,316

Gary L. Killoran      236,250 (c)      21.5%       $     3.37     7/22/04    $   899,896  $ 1,344,054  $    532,744

James E. Rott         236,250 (c)      21.5%       $     3.37     7/22/04    $   899,896  $ 1,344,054  $    532,744

Paul E. Hyde                0             0%       $        0           0    $         0  $         0  $          0


(a) The exercise price may be paid in cash or, if permitted by the board of directors, by tender of shares of common stock or a promissory note.

(b) The compounding assumes an exercise period equal to the expiration date of the respective option. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock. The amounts reflected in this table may not necessarily be achieved.

(c) Represents options exercisable at any time commencing July 22, 1999 and ending July 22, 2004.


                   AGGREGATED OPTION/SAR EXERCISES IN 1999 AND
                     OPTION/SAR VALUES AT DECEMBER 31, 1999

         The following table provides information concerning options exercised during fiscal year 1999 to the executive officers named in the compensation table above. The year-end value is based on the closing price of the Company's common stock on December 31, 1999 of $9.03.

                                                              Number of Securities
                                                             Underlying Unexercised          Value of Unexercised
                              Shares                         Options/SARs at Fiscal      In-The-Money Options/SARs at
                           Acquired on        Value        Year-End (#) Exercisable/         Fiscal Year-End ($)
         Name              Exercise (#)    Realized ($)         Unexercisable            Exercisable/Unexercisable
------------------------ ---------------- -------------- ----------------------------- -------------------------------

David J. Chadwick                      0              0        487,500/487,500              2,759,250/2,208,375


Gary L. Killoran                       0              0        236,250/236,250              1,337,175/1,070,213

James E. Rott                          0              0        236,250/236,250              1,337,175/1,070,213

Paul E. Hyde                           0              0                      0                                0


COMPENSATION OF DIRECTORS

         Non-employee directors currently do not receive any cash compensated for meeting attendance, but are entitled to reimbursement for their travel expenses. The Company has, however, compensated directors for their services through the grant of common stock and intends to continue this practice until the Company institutes a more formal compensation program. On September 13, 1999, the Company issued 5,000 restricted shares of its common stock to each of Joseph Vaughn-Perling and Albert Kashani. On September 24, 1999, the
Company issued 500 restricted shares of its common stock to Charles McGuirk, who has since resigned from the board of directors. Directors who are employees receive no additional compensation for their services as directors.

EMPLOYMENT AGREEMENTS

         Global Access Pagers, Inc., the predecessor to the Company, entered into employment agreements made as of January 4, 1999 with each of David Chadwick, James Rott, Paul Hyde, and Gary Killoran. Pursuant to these agreements, David Chadwick was guaranteed an annual salary of $180,000 and each of James Rott, Paul Hyde and Gary Killoran were guaranteed an annual salary of $120,000. On October 1, 1999, David Chadwick's employment agreement was amended to a guaranteed annual salary of $240,000. On October 1, 1999, Gary Killoran's employment agreement was amended to a guaranteed annual salary of $160,000.

         The employment agreements for each of the above executives provides for an annual review by the board of directors for upward adjustments of no less than 5% per year as long as the Company has positive net income from operations. The term of each employment agreement is for a period of three years.

BENEFIT PLANS

         On July 22, 1999, the Company's board of directors authorized the grant of options to purchase up to 1,000,000 shares of common stock at an exercise price of $3.375 to various employees. The options all vest on grant and have a five-year term.

         The Company's board of directors intends to approve, subject to approval by a majority of the shareholders, an Incentive Stock Option Plan authorizing the grant of qualified and non-qualified options and restricted stock awards for up to 1,000,000 shares of the Company's common stock. This plan will be submitted to the Company's shareholders at the next annual shareholder's meeting. Otherwise, the Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of the Company's officers and directors.

BOARD COMMITTEES; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has an audit committee currently composed of Messrs. Vaughn-Perling, Kashani and Kaplan. The audit committee assists in selecting the Company's independent auditors and in designating services to be performed by and maintaining effective communication with those auditors.

         The Company also has a compensation committee currently composed of Messrs. Vaughn-Perling and Kashani. The compensation committee reviews and acts on matters relating to compensation and benefits for the Company's executive officers and key employees, including salary and stock options. The compensation committee is also responsible for granting stock options and other awards to be made under incentive compensation plans. The compensation committee was established as of January 1, 2000. There was no compensation committee in the fiscal years 1998 or 1999. All compensation decisions for 1999 were made by David Chadwick and the entire board of directors. None of the current members of the compensation committee is or was an officer or employee of the Company's company or any of its subsidiaries. None of the Company's executive officers or employees serve or have served as a director or as a member of the compensation committee of any entity that has one or more executive officers serving as a member of the Company's board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the beneficial ownership of each class of its equity securities as of March 15, 2000 by:

         o        each person who is currently a director,

         o        each executive officer,

         o        all current directors and officers as a group, and

         o each person known to The Company to be a beneficial owner of five percent (5%) or more of any class of the Company's outstanding equity securities as of March 15, 2000.

         Except as otherwise noted, the Company believes that all persons have full voting and investment power with respect to the shares indicated. The table below does not include:

         o 7,675,061 shares of common stock issuable on conversion of warrants,

         o 100,000 shares of common stock issuable on exercise of options, or

         o 31,679,740 shares of common stock issuable on conversion of the Series A-1 preferred stock,

none of which is convertible or exercisable within the 60 days following March 15, 2000.

                                   Share Beneficially Owned        Percentage Beneficially Owned
                               -------------------------------- -------------------------------------
                                                 Series A-1      Common Stock(1)      Series A-1
      Name and Address          Common Stock   Preferred Stock                      Preferred Stock
------------------------------ --------------- ---------------- ----------------- -------------------

David Chadwick                     975,000 (2)               0             15.3%                   *

Gary Killoran                      363,036 (3)               0              5.9%                   *

James Rott                         363,036 (3)               0              5.9%                   *

Paul E. Hyde                       126,786                   0              2.2%                   *

Albert R. Kashani                    5,000                   0                 *                   *

Joseph Vaughn-Perling                5,000                   0                 *                   *

Ari M. Kaplan                            0                   0                 *                   *

Russell J. Hensley                       0                   0                 *                   *




                                ---------------   ----------------   ----------------  ------------------
Directors and officers as a      1,837,858                   0             26.9%                   *
group (8 persons)

Corporate Financial              1,000,000           1,370,590               17%               43.3%
Enterprises, Inc. (4)
2224 Main Street
Santa Monica, CA 90405

American Equities, LLC (5)               0             326,797                 *               10.3%
3172 Abington Drive
Beverly Hills, CA 90210

Jamie Mazur (6)                          0             490,196                 *               15.5%

Emily Mazur (6)                          0             326,797                 *               10.3%

Jennifer Mazur (6)                       0             326,797                 *               10.3%

Trent  Mazur (6)                         0             326,797                 *               10.3%

J&W Ventures                       441,600 (7)               0              7.5%                   *
16248 Gulf Boulevard
Reddington, FL 33709

* Holdings represent less than 1% of all shares of each class of equity securities outstanding.

(1) Reflects the percentage of common stock beneficially owned if the registered common stock is fully exercised and/or converted, then sold.

(2) Excludes 1,000,000 shares of common stock, 2,941,177 shares of Series A-1 preferred stock and warrants to purchase 5,663,633 shares of common stock that Corporate Financial Enterprises, Inc., and Jamie, Jennifer, Emily and Trent Mazur transferred to two irrevocable trusts effective March 30, 2000, as amended. According to the terms of the trusts, David Chadwick, as President of the Company, was appointed trustee and is required to vote the shares, with respect to any election of directors, in favor of any individuals in the same proportion as all other shares are validly voted in favor of such individuals. In addition, David Chadwick (or his successor as trustee) is required to vote the shares, with respect to each other matter, "for", "against" or to abstain from voting in the same proportion as all other shares are validly voted "for", "against" or abstain from voting, as the case may be. See the actual trust agreements copies of which are incorporated as exhibits hereto. Includes 487,500 shares of common stock, which may be acquired by Mr. Chadwick pursuant to options exercisable at or within 60 days after March 15, 2000.

(3) Includes 236,250 shares of common stock, which may be acquired pursuant to options exercisable at or within 60 days after March 15, 2000.

(4) Corporate Financial Enterprises, Inc. is a private investment banking and consulting firm owned by Mr. Regis Possino. Effective March 30, 2000, all shares of capital stock beneficially owned by Corporate Financial Enterprises, Inc. were transferred to a trust, as amended, a copy of which is incorporated as an exhibit hereto. According to the terms of the trust, David Chadwick, as President of the Company, was appointed trustee and is required to vote the shares, with respect to any election of directors, in favor of any individuals in the same proportion as all other shares are validly voted in favor of such individuals. In addition, David Chadwick (or his successor as trustee) is required to vote the shares, with respect to each other matter, "for", "against" or to abstain from voting in the same proportion as all other shares are validly voted "for", "against" or abstain from voting, as the case may be. In November 1999, the Company issued 1,000,000 shares of common stock pursuant to a notice of conversion of 100,000 shares of Series A-1 Redeemable Convertible Preferred Stock. The purpose of the irrevocable trust was to limit the ability of Corporate Financial Enterprises, Inc. and Mr. Possino from exercising voting control over the Company through his share holdings during the term of the trust agreement. The Company understands that Mr. Possino was convicted of a felony involving the attempted sale of illegal drugs more than twenty years ago. The Company understands that Mr. Possino was willing to enter into the trust agreement to attempt to protect the Company from any adverse impact from his shareholdings. For the complete terms, see attached trust agreement, a copy of which is incorporated as an exhibit hereto.

(5) American Equities, LLC is a private investment banking and consulting firm owned by Mr. and Mrs. Reid Breitman.

(6) Jamie, Jennifer, Emily and Trent Mazur are siblings and are the children of Sherman Mazur and Michele Mazur. Emily and Trent Mazur are minors, and their shares are held by their mother, Michele Mazur, as guardian. Effective March 30, 2000, all shares of capital stock beneficially owned by Jamie, Jennifer, Emily and Trent Mazur were transferred to a trust, as amended. According to the terms of the trust, David Chadwick, as President of the Company, was appointed trustee and is required to vote the shares, with respect to any election of directors, in favor of any individuals in the same proportion as all other shares are validly voted in favor of such individuals. In addition, David Chadwick (or his successor as trustee) is required to vote the shares, with respect to each other matter, "for", "against" or to abstain from voting in the same proportion as all other shares are validly voted "for", "against" or abstain from voting, as the case may be. The purpose of the irrevocable trust was to limit the ability of the Mazur children and the members of their immediate family from exercising voting control over the Company through their share holdings during the term of the trust agreement. The Company understands that Mr. Shermam Mazur was convicted of felonies involving bankruptcy and tax fraud more than five years ago. The Company understands that the Mazur children were willing to enter into the trust agreement to attempt to protect the Company from any adverse impact from their shareholdings. For the complete terms, see attached trust agreement, a copy of which is incorporated as an exhibit hereto.

(7) J&W Ventures claims beneficial ownership to these shares pursuant to the terms of an asset purchase agreement entered into with the Company. The shares were issued but the Company issued a stop transfer order and are currently suing to rescind the agreement and cancel the shares. See "Legal Proceedings" above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         David Chadwick, Gary Killoran, Paul Hyde and James Rott are executive officers of the Company and part owners of C/Net: Solutions, Inc., a private company formed on November 1997. On April 21, 1998, the parties entered into an Advance Agreement pursuant to which C/Net agreed to continue to lend money to phoneXchange without interest, and phoneXchange agreed to repay the entire amount of the outstanding debt on demand at any time. In December 1999, pursuant to an Advance Agreement, phoneXchange, Inc. advanced $300,000 plus $32,006 to C/Net: Solutions, Inc., which remained outstanding as of December 31, 1999.

         Russell Hensley is a director of the Company and is a partner of a law firm that the Company has retained during the latest fiscal year and proposes to retain during the current fiscal year. Fees paid to this law firm did not exceed five percent of the law firm's gross revenues for its last full fiscal year. Mr. Hensley is also the President and a 10% owner of BHHC, LLC, a Tennessee limited liability company. BHHC has entered into a contract with phoneXchange to provide telecommunications services in the Mexican market. Based on a competitive analysis of the market, the Company believes that its costs to BHHC are at least as favorable to phoneXchange as market rates otherwise available. In addition, the Company understands that Mr. Hensley's direct material interest of BHHC is less that $60,000 in value.

         On September 13, 1999, the Company issued 5,000 restricted shares of its common stock to each of Joseph Vaughn-Perling and Albert Kashani. On September 24, 1999, the Company issued 500 restricted shares of its common stock to Charles McGuirk who resigned from the board of directors effective October 15, 1999. Directors who are employees receive no additional compensation for their services as directors.

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) Documents filed as part of this Report:

 (1) Index to Financial Statements:

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants                                    F-1

Balance Sheet as of December 31, 1998 and Consolidated Balance Sheet
as of December 31, 1999                                                     F-2

Statements of Operations from inception (January 16, 1997) through
December 31, 1997, year ended December 31, 1998 and consolidated
statement of operations for the year ended December 31, 1999                F-3

Statement of Redeemable Convertible Preferred Stock and Stockholders'
Equity from inception (January 16, 1997) through December 31, 1997,
Year-ended December 31, 1998 and Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
for the year ended December 31, 1999                                        F-4

Statement of Cash Flows from inception (January 16, 1997) through
December 31, 1997, Year-ended December 31, 1998 and Consolidated
Statement of Cash Flows for the year ended December 31, 1999                F-5

Notes to Audited Consolidated Financial Statements                          F-6

          (2) Index to Financial Statement Schedules:         None

          (3) Exhibits:

3.1*     Articles of Incorporation of Theatre, Inc. filed January 16, 1997

3.2* Certificate of Amendment of the Articles of Incorporation of Global Access Pagers, Inc. filed February 10, 1999

3.3*     Bylaws of Theatre, Inc.

4.1*     Certificate of Designation of Series A Preferred Stock

4.2* Certificate of Designation of 12% Convertible Redeemable Preferred Stock, Series A-1

4.3* Amendment to Certificate of Designation of 12% Convertible Redeemable Preferred Stock, Series A-1

4.4*     Form of Warrant Agreement

9.1+ Irrevocable Trust Agreement dated March 30, 2000, as amended, between a stockholder of Integrated Communication Networks, Inc. and David Chadwick, Trustee

9.2+ Irrevocable Trust Agreement dated March 30, 2000, as amended, between certain stockholders of Integrated Communication Networks, Inc. and David Chadwick, Trustee

10.1* Stock Purchase Agreement dated as of January 1, 1999 by and between Global Access Pagers, Inc. and phoneXchange, Inc., David Chadwick, James Rott, Paul Hyde and Gary Killoran

10.2* First Amendment to Stock Purchase Agreement by and among Global Access Pagers, Inc. and phoneXchange, Inc., David Chadwick, James Rott, Paul Hyde and Gary Killoran

10.3* Employment Agreement between the Company and David J. Chadwick effective as of January 4, 1999

10.4* Employment Agreement between the Company and Gary L. Killoran effective as of January 4, 1999

10.5* Employment Agreement between the Company and James E. Rott effective as of January 4, 1999

10.6* Employment Agreement between the Company and Paul E. Hyde effective as of January 4, 1999

10.7* Employment Agreement between the Company and Thomas C. Scott effective as of October 11, 1999

10.8* Master Lease Agreement with Lucent Technologies, Inc. InterNetworking Systems dated July 30, 1999 , as amended.

10.9* Lease made as of April 23, 1999 between phoneXchange and Carr America Realty Corporation

10.10* Lease dated June 1, 1997 between Quinby Building, LLC and Global Network Providers

10.11* Letter of Intent for Joint Venture Between Integrated Communication Networks, Inc. and Global Industry Development & Trade Ltd. ("GIDT") effective June 1, 1999

10.12*   Form of 4% Convertible Debenture

11.1 Statement re Computation of Per Share Earnings (see Consolidated Statement of Operations and Notes to Audited Consolidated Financial Statements, [1 (m)]

21.1*    Subsidiaries

23.1     Consent of Jack Olesk, filed herewith

23.2     Consent of Brad Haynes, filed herewith

23.3     Consent of  Mendoza, Berger and Company, LLP, filed herewith

27.1     Financial Data Schedule

---------------

* Filed as an exhibit to the Company's Registration statement on Form S-1 (Registration No. 333-94105) on January 5, 2000 and incorporated by reference herein.

+ Filed as an exhibit to the Company's current report on Form 8-K filed April 14, 2000 and incorporated by reference herein.

         (b) Reports on Form 8-K: The Company did not file any current reports on Form 8-K during the fourth quarter of 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Integrated Communication Networks, Inc.


We have audited the accompanying consolidated balance sheet of Integrated Communication Networks, Inc. (a Nevada Corporation) (Formerly, Global Access Pagers, Inc.) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Integrated Communication Networks, Inc. as of December 31, 1998 and 1997 and of the subsidiary's as of December 31, 1998 were audited by other auditors, whose reports dated February 3 and April 2, 1999, respectively, expressed unqualified opinions with disclosures of uncertainties related to Company's continuance as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform with disclosers of uncertainties, related to going concern problems, the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis of our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Communication Networks, Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year ended December 31, 1999 in accordance with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(a) to the financial statements, the Company has suffered recurring losses from the operations that raise substantial doubt about its ability to continue as a going concern. The Company also has uncertainties relating to the litigation matters as disclosed in Note 7(b). These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                  Mendoza Berger & Company, LLP
                                                  Laguna Hills, California
                                                     April 13, 2000

                     INTEGRATED COMMUNICATION NETWORKS, INC.
                     (Formerly, Global Access Pagers, Inc.)

                                 BALANCE SHEETS

                                                            DECEMBER 31,
                                                    ----------------------------
                                                                   CONSOLIDATED
                                   ASSETS                1998          1999
                                                    -------------  -------------
Current assets:
   Cash                                             $          -   $  2,552,113
   Receivable from related party                               -        332,006
   Prepaid and other current assets                            -        293,032
                                                    -------------  -------------
     Total current assets                                      -      3,177,151
                                                    -------------  -------------

Property and equipment:
   Operating equipment                                         -      2,825,700
   Equipment and software under capital leases                 -        549,685
   Leasehold improvements                                      -        114,490
   Furniture, fixtures and equipment                           -         60,524
                                                    -------------  -------------
                                                               -      3,550,399
Less - Accumulated depreciation and amortization               -       (459,428)
                                                    -------------  -------------
                                                               -      3,090,971
                                                    -------------  -------------

   Goodwill, net                                               -      8,907,517
   Other noncurrent assets                                     -        280,377
                                                    -------------  -------------
     Total noncurrent assets                                   -     12,278,865
                                                    -------------  -------------
                                                    $          -   $ 15,456,016
                                                    =============  =============

              LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                 $      1,999   $    823,860
   Accrued expenses                                        5,000        526,074
   Unearned revenue                                            -        334,130
   Long-term debt-current portion                              -         82,696
   Capital lease obligations-current portion                   -        114,078
                                                    -------------  -------------
   Total current liabilities                               6,999      1,880,838
                                                    -------------  -------------



Long-term debt, net of current portion                         -      5,034,813
Capital lease obligations, net of current portion              -        209,836
Minority interest (Note 6)                                     -              -
Commitments and contingencies (Note 7)                         -              -
Redeemable, convertible preferred stock:
    Series A 8% redeemable convertible preferred
        stock, $.01 par value per share:
      Authorized - 50,000 shares
      Issued and outstanding - no shares at
          December 31, 1998 and 1999                           -              -
    Series A-1 12% redeemable convertible preferred
        stock, $.01 par value per share:
      Authorized - no shares and 7,500,000 shares at
          December 31, 1998 and 1999, respectively
      Issued and outstanding - no shares and 3,167,974
          at December 31, 1998 and 1999, respectively          -      4,847,000
    Series A-1 preferred stock subscribed                      -       (218,500)
Stockholders' equity (deficit):
    Common stock, $.01 par value:
      Authorized - 250,000,000 shares
      Issued and outstanding 5,262,206 and 5,867,780
          at December 31, 1998 and 1999, respectively     52,620         58,677
     Common stock subscribed                                   -       (105,750)
Additional paid-in capital                             8,047,480     22,858,958
Accumulated deficit                                   (8,107,099)   (18,996,555)
Treasury stock                                                 -       (113,301)
                                                    -------------  -------------
    Total stockholders' equity (deficit)                  (6,999)     3,702,029
                                                    -------------  -------------
                                                    $          -   $ 15,456,016
                                                    =============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                    INTEGRATED COMMUNICATION NETWORKS, INC.
                     (Formerly, Global Access Pagers, Inc.)

                            STATEMENTS OF OPERATIONS



                                     From inception
                                      (January 16,
                                     1997) through      For the year ended
                                      December 31,         December 31,
                                     -------------  ----------------------------
                                                                   CONSOLIDATED
                                     -------------  -------------  -------------
                                          1997           1998          1999
                                     -------------  -------------  -------------

Revenues                             $          -   $          -   $  2,133,289

Operating expenses:
   Data communications and
     telecommunications                         -              -      4,331,589
   Selling, general & administrative
     expenses                             300,100          6,999      6,481,611
   Depreciation and amortization                -              -        792,325
   Write-down of impaired assets
     (Note 1 (k))                       7,800,000              -      2,554,819
                                     -------------  -------------  -------------
       Total operating expenses         8,100,100          6,999     14,160,344
                                     -------------  -------------  -------------
Loss from operations                   (8,100,100)        (6,999)   (12,027,055)
                                     -------------  -------------  -------------
Other income (expense):
   Interest income                              -              -         13,986
   Interest expense                             -              -       (320,346)
   Legal settlement                             -              -        (40,000)
   Gain on casualty loss, net                   -              -        140,867
   Write-off of assets (Note 3)                 -              -       (216,600)
   Minority interest in losses of
   subsidiary                                   -              -      1,624,517
   Other income (expense), net                  -              -        (64,825)
                                     -------------  -------------  -------------
                                                -              -       1,137,599
                                     -------------  -------------  -------------
Net loss                             $ (8,100,100)  $     (6,999)  $(10,889,456)
                                     =============  =============  =============

Basic and diluted weighted average
    common shares outstanding              46,747      5,262,206      3,307,829
                                     =============  =============  =============
Basic and diluted net loss per
    share                            $    (173.28)  $      (0.00)  $      (3.29)
                                     =============  =============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                           INTEGRATED COMMUNICATION NETWORKS, INC.
                                            (Formerly, Global Access Pagers, Inc.)

                                  CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
                                           STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 FROM INCEPTION (JANUARY 16, 1997) THROUGH DECEMBER 31, 1997
                                      AND FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                              SERIES A 8% REDEEMABLE
                                                   CONVERTIBLE                    SERIES A-1 12% REDEEMABLE
                                                 PREFERRED STOCK                 CONVERTIBLE PREFERRED STOCK
                                           ----------------------------  -------------------------------------------
                                               SHARES        AMOUNT         SHARES         AMOUNT       SUBSCRIBED
                                           -------------  -------------  -------------  -------------  -------------

Balance, January 16, 1997                             -   $          -              -   $          -   $          -

Common stock issued for
  cash at inception                                   -              -              -              -              -

Common stock issued and
  subscribed for assets                               -              -              -              -              -

Assets contributed by
  shareholders                                        -              -              -              -              -

Net loss                                              -              -              -              -              -
                                           -------------  -------------  -------------  -------------  -------------
Balance, December 31,
  1997                                                -              -              -              -              -
                                           -------------  -------------  -------------  -------------  -------------
Common stock issued
  for assets                                          -              -              -              -              -

Net loss                                              -              -              -              -              -
                                           -------------  -------------  -------------  -------------  -------------
Balance, December 31,
  1998                                                -              -              -              -              -
                                           -------------  -------------  -------------  -------------  -------------
Stock to be issued for
  assets acquired January
  1999                                                -              -              -              -              -

Stock cancelled                                       -              -              -              -              -

Stock issued for acquisition
  of PhoneXchange, Inc.                               -              -              -              -              -

Common stock issued for
  conversion of debt                                  -              -              -              -              -

Stock issued for receivable                           -              -              -              -              -

Effective options issued for services                 -              -              -              -              -

Stock issued for cash and
  receivable                                          -              -      3,267,974      5,000,000       (218,500)

Stock issued to Directors for services                -              -              -              -              -

Stock issued for services                             -              -              -              -              -

Stock issued for cash                                 -              -              -              -              -

Conversion of preferred
  stock                                               -              -       (100,000)      (153,000)             -

Purchase of common stock                              -              -              -              -              -

Stock issued for additional
  shares in phoneXchange, Inc.                        -              -              -              -              -

Net loss                                              -              -              -              -              -

                                           -------------  -------------  -------------  -------------  -------------
Balance, December 31, 1999                            -   $          -      3,167,974   $  4,847,000   $   (218,500)
                                           =============  =============  =============  =============  =============

(CONTINUED BELOW)




                                                                                                                          TOTAL
                                             COMMON STOCK                  ADDITIONAL      RETAINED                       STOCK-
                             -------------------------------------------     PAID-IN       EARNINGS       TREASURY       HOLDERS'
                                SHARES          AMOUNT      SUBSCRIBED       CAPITAL       (DEFICIT)       STOCK          EQUITY
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance, January 16, 1997               -   $          -   $          -   $          -   $          -   $          -   $          -

Common stock issued for
  cash at inception                10,000            100              -              -              -              -            100

Common stock issued and
  subscribed for assets            36,747            367      7,800,000           (367)             -              -      7,800,000

Assets contributed by
  shareholders                          -              -              -        300,000              -              -        300,000

Net loss                                -              -              -              -     (8,100,100)             -     (8,100,100)
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31,
  1997                             46,747            467      7,800,000        299,633     (8,100,100)             -              -
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------
Common stock issued
  for assets                    5,215,459         52,153     (7,800,000)     7,747,847              -              -              -

Net loss                                -              -              -              -         (6,999)             -         (6,999)
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31,
  1998                          5,262,206         52,620              -      8,047,480     (8,107,099)             -         (6,999)
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------
Stock to be issued for
  assets acquired                 441,600          4,416              -      2,589,984              -              -      2,594,400

Stock cancelled                (3,475,000)       (34,750)             -         34,750              -              -              -

Stock issued for acquisition
  of PhoneXchange, Inc.           921,428          9,215              -      6,440,788              -              -      6,450,003

Common stock issued for
  conversion of debt               25,296            253              -        132,550              -              -        132,803

Stock issued for receivable       141,000          1,410       (105,750)       104,340              -              -              -

Effective options issued
  for services                          -              -              -      2,250,000              -              -      2,250,000

Stock issued for cash and
  receivable                            -              -              -              -              -              -              -

Stock issued to Directors
for services                       10,500            105              -         56,164              -              -         56,269

Stock issued for services          23,500            235              -        142,528              -              -        142,763

Stock issued for cash           1,332,000         13,320              -        985,680              -              -        999,000

Conversion of preferred
  stock                         1,000,000         10,000              -        143,000              -              -        153,000

Purchase of common stock                -              -              -              -              -       (113,301)      (113,301)

Stock issued for additional
  shares in phoneXchange, Inc.    185,250          1,853              -      1,931,694              -              -      1,933,547

Net loss                                -              -              -              -    (10,889,456)             -    (10,889,456)

                             -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 1999      5,867,780   $     58,677   $   (105,750)  $ 22,858,958   $(18,996,555)  $   (113,301)  $  3,702,029
                             =============  =============  =============  =============  =============  =============  =============

                The accompanying notes are an integral part of these consolidated financial statements

                    INTEGRATED COMMUNICATION NETWORKS, INC.
                     (Formerly, Global Access Pagers, Inc.)

                            STATEMENTS OF CASH FLOWS



                                     From inception
                                      (January 16,
                                     1997) through      For the year ended
                                      December 31,         December 31,
                                     -------------  ----------------------------
                                                                   CONSOLIDATED
                                     -------------  -------------  -------------
                                          1997           1998          1999
                                     -------------  -------------  -------------

Cash Flows From Operating Activities:
  Net loss                           $ (8,100,100)  $     (6,999)  $(10,889,456)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
  Depreciation and amortization                 -              -        792,325
  Write-down of impaired assets         7,800,000              -      2,554,819
  Write-off assets due to casualty
    loss                                        -              -         39,581
  Compensation expense related to
    stock option grant                          -              -      2,250,000
  Minority interest                             -              -     (1,624,517)
  Shares issued for services                    -              -        567,397
  Decrease (increase) in assets:
    Receivable from related party               -              -       (332,006)
    Prepaid expenses and other
      assets                                    -              -       (716,362)
  Increase (decrease) in liabilities:
    Accounts payable                            -          1,999        613,249
    Accrued expenses                            -          5,000        365,919
    Unearned revenue                            -              -        331,120
    Other advance                         300,000              -       (317,802)
    Payable to related party                    -              -       (208,297)
      Net cash used in operating
                                     -------------  -------------  -------------
        activities                           (100)             -     (6,574,030)
                                     -------------  -------------  -------------

Cash Flows From Investing Activities:
  Purchases of property and equipment           -              -     (1,155,447)
                                     -------------  -------------  -------------
    Net cash used in investing
    activities                                  -              -     (1,155,447)
                                     -------------  -------------  -------------

Cash Flows From Financing Activities:
  Proceeds from issuance of short-term
    debt                                        -              -        331,965
  Principal payments of capital lease
    obligation                                  -              -        (47,347)
  Proceeds from issuance of long-term
    debt                                        -              -      6,560,621
  Principal payments on long-term debt          -              -       (262,649)
  Proceeds from preferred stock
    subscription                                -              -      1,950,000
  Proceeds from issuance of common
    stock                                     100              -      1,749,000
                                     -------------  -------------  -------------
    Net cash provided by financing
      activities                              100              -     10,281,590
                                     -------------  -------------  -------------

Increase in cash                                -              -      2,552,113
                                     -------------  -------------  -------------

Cash at the beginning of the period             -              -              -
                                     -------------  -------------  -------------
Cash at the end of the period        $          -   $          -   $  2,552,113
                                     =============  =============  =============




Supplemental disclosure of cash flow
  information:
  Cash paid during the year for
    interest                         $          -   $          -   $     62,737
                                     =============  =============  =============


Supplemental disclosure of noncash
  investing and financing activities:
  Equipment and software acquired
    under capital lease obligations             -              -        185,114
                                     =============  =============  =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            INTEGRATED COMMUNICATION NETWORKS, INC. AND SUBSIDIARIES
                     (Formerly, Global Access Pagers, Inc.)
               Notes to Audited Consolidated Financial Statements
                                December 31, 1999

1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         (a)      FORMATION AND DESCRIPTION OF BUSINESS

         Integrated Communication Networks, Inc., and Subsidiaries (formerly, Global Access Pagers, Inc.) (the "Company" or "ICN"), a Nevada corporation, was incorporated on January 16, 1997 under the name Theatre, Inc. The Company is currently engaged in the integration of various telecommunication networks through acquisition and internal growth for the purpose of offering a variety of reliable, high-quality, value-added telecommunication services at competitive prices.

         In April 1998, Theatre, Inc., a Nevada corporation, entered into an agreement and plan of merger with Phonetime Resources, Inc., a Nevada corporation. Pursuant to the agreement, Phonetime Resources, Inc. merged into Theatre, Inc. and Theatre, Inc. was the surviving corporation. Upon completion of the merger, Phonetime Resources, Inc ceased to exist and Theatre, Inc. operated under the name Global Access Pagers, Inc. The purpose of the merger was to effect a domicile change.

         In May 1998, Theatre, Inc., doing business as Global Access Pagers, Inc., entered into an Agreement and Plan of Merger with Global Access Pagers, Inc., a Nevada corporation. Pursuant to the agreement, Global Access Pagers, Inc. merged into Theatre, Inc. and Theatre, Inc. was the surviving corporation. Upon completion of the merger, Global Access Pagers, Inc. ceased to exist and Theatre, Inc. changed its name to Global Access Pagers, Inc. The transaction was accounted for using the purchase method of accounting. The transaction relating to the merger was rescinded on January 27, 1999. Accordingly, 3,475,000 issued common shares of the surviving entity were returned to the Company and cancelled.

         From January 16, 1997 through December 31, 1998, the Company had no revenues and no operations. Operations began February 28, 1999.

         In January 1999, Global Access Pagers, Inc. entered into a Stock Purchase Agreement with phoneXchange, Inc., a Delaware corporation, whereby Global Access Pagers, Inc. purchased 8,600,000 restricted shares or 85.14% of the issued and outstanding shares of common stock of phoneXchange in exchange for 921,428 restricted common shares of Global Access Pagers, Inc. and warrants to purchase 921,428 shares of the Company's common stock at a purchase price per share of $4.50. In September 1999, the Company issued the 921,428 shares of restricted common stock pursuant to the Stock Purchase Agreement. The transaction was valued at $6,450,003 and was effective February 28, 1999. In addition, the Company entered into employment agreements with the officers of phoneXchange effective January 1999. In February 1999, management of the Company changed the name of the corporation from Global Access Pagers, Inc. to Integrated Communication Networks, Inc. On February 28, 1999, management of phoneXchange assumed responsibility for the management of the Company. The transaction was accounted for using the purchase method of accounting.

         The Company began operation in February 1999 through the Company's acquisition of phoneXchange, Inc. phoneXchange is a facilities-based wholesale carrier that provides switched voice and data services, primarily to U.S.-based carriers. phoneXchange provides domestic and international long distance service through foreign termination relationships, international gateway switches, leased and owned transport facilities and resale arrangements with other long distance providers.

         (b)      GOING CONCERN

         Management has spent a significant amount of time identifying, evaluating and pursuing strategic acquisitions to accomplish this objective. To achieve the objectives outlined in its plan, the Company must obtain sufficient financing to obtain and complete its long-distance network facilities and, ultimately, achieve a sufficient level of sales and profitability to support its contemplated operations. Management is currently pursuing various financing alternatives. However, no assurance can be provided that management will be able to obtain financing on terms acceptable to the Company, or at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

         (c)      PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Integrated Communication Networks, Inc. and its majority-owned subsidiary, phoneXchange, Inc. and its wholly owned subsidiary Internet Call Centers, Inc. All significant inter-company transactions and balances have been eliminated. Minority interest represents the minority shareholders' proportionate share of the equity or income of the Company's majority-owned subsidiary phoneXchange, Inc.

         (d)      USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company reviews all significant estimates effecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Actual results could differ from those estimates.

         (e)      REVENUE RECOGNITION

         The Company records revenues for the sale of telecommunications services at the time of customer usage. All services paid in advance by the customer are recorded as unearned revenue. Revenue from the resale of minutes is recognized in the period the service is provided.

         (f)      CONCENTRATION OF CREDIT RISK

         The Company maintains its cash balances in a major financial institution. Accounts held with such institutions are generally insured by government authorities up to certain maximum amounts. During the year the Company may have cash balances in these institutions in excess of such limits. At December 31, 1999, cash balances of the Company and its consolidated subsidiaries were in excess of insurable amounts by approximately $2.4 million.

         (g)      FINANCIAL INSTRUMENTS

         The Company follows the guidance of Statement of Accounting Standards ("SFAS") No. 107, "Disclosure of Fair Value Financial Instruments," which requires disclosure of the fair value of financial instruments; however, this information does not represent the aggregate net fair value of the company. Unless quoted market price indicates otherwise, the fair values of cash and cash equivalents and deposits generally approximate market value because of the short maturity of these instruments. The Company's notes payable and capital lease obligations also approximate market value as the underlying borrowing rates are similar to the other financial instruments with similar maturities and terms.

         (h)      PROPERTY AND EQUIPMENT

         Property and Equipment is stated at cost or fair value at the date of acquisition and, in the case of equipment under capital leases, the present value of minimum lease payments. Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

                                                                      ESTIMATED
                  ASSET CLASSIFICATION                               USEFUL LIFE
                  --------------------                               -----------
                  Operating equipment                                5 years
                  Equipment and software under capital leases        3-5 years
                  Leasehold improvements                             1-5 years
                  Furniture, fixtures and equipment                  3 years

         Replacements and improvements, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed.

         Amortization of assets financed under capital leases was $71,016, depreciation of purchased assets was $288,380 and amortization on leasehold improvements was $11,341 for the year ended December 31, 1999.

         (i)      GOODWILL

         Goodwill represents the excess of the purchase price over the value assigned top the net tangible assets of the businesses acquired (see note 2). Goodwill is amortized on a straight-line basis over 15 years. The carrying amount of goodwill is periodically reviewed using estimated undiscounted cash flows of the businesses acquired over the remaining amortization period. Management believes that there has been no impairment of the goodwill recorded in the company's consolidated financial statements as of December 31, 1999.

         (j)      OTHER ASSETS

         Other assets at December 31, 1999 consisted primarily of deposits and prepaid expenses.

         (k)      IMPAIRMENT OF LONG - LIVED ASSETS

         In accordance with SFAS No. 121, "accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exits. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the assets. Fair value is based on quoted market prices in active markets, if available, if quoted market prices are not available, an estimate of fair value is based on the best information available, including prices, similar assets or the results of valuation techniques.

         During the first quarter 1999, the Company recorded a non-cash, pre-tax charge of $2.5 million associated with certain telecommunication switching equipment acquired through an asset purchase agreement (see note 7(b)).

         During 1997, the Company recorded a non-cash, pre-tax charge of $7.8 million associated with certain telecommunications equipment acquired through an attempted and failed business combination. Considerable management judgment is necessary to estimate future cash flows and estimated fair value. Accordingly, actual results could vary significantly from such estimates.

         (l)      INCOME TAXES

         The Company uses the liability method of accounting for income taxes specified by SFAS No. 109, "Accounting for Income Taxes", whereby deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.

         (m)      NET LOSS PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" which requires the Company to present basic and diluted earnings per share for all years presented. The Company's net loss per share calculation (basic and diluted) is based upon the weighted average common shares issued. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Stock options, warrants, convertible debt and convertible preferred stock instruments have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

         (n)     STOCK-BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting For Stock-Based Compensation", which requires the measurement of the fair value of stock options or warrants to be included in the consolidated statements of operations or disclosed in the notes to consolidated financial statements. The Company has determined that it will account for stock-based compensation for employees under the intrinsic value-based method of the Accounting Principles Board (APB) Opinion No. 25, "Accounting For Stock Issued To Employees", and elect the disclosure-only alternative under SFAS No. 123. The Company accounts for stock-based compensation for nonemployees under the fair value method prescribed by SFAS No.
123. To date there have been no material grants to nonemployees.

         (o)      RECLASSIFICATIONS

         Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

2.       BUSINESS COMBINATION

         On January 1, 1999, Global Access Pagers, Inc. entered into a Stock Purchase Agreement with phoneXchange, Inc., a Delaware corporation, whereby Global Access Pagers, Inc. purchased 8,600,000 restricted shares or 85.14% of the issued and outstanding shares of common stock of phoneXchange in exchange for 921,428 restricted common shares of Global Access Pagers, Inc. and warrants to purchase 921,428 restricted shares of the Company's common stock at a purchase price per share of $4.50. The transaction was valued at $6,450,003 and was effective February 28, 1999. In addition, the Company entered into employment agreements with the officers of phoneXchange effective January 1, 1999. On January 29, 1999, management of the Company changed the name of the corporation from Global Access Pagers, Inc. to Integrated Communication Networks, Inc. On February 28, 1999, management of phoneXchange assumed responsibility for the management of the Company. The transaction was accounted for using the purchase method of accounting. On September 13, 1999, the Company issued the 921,428 restricted shares of common stock pursuant to the Stock Purchase Agreement. Goodwill from the transaction of the Stock Purchase Agreement between the Company and phoneXchange, Inc. resulted from the purchase of 85.14% of phoneXchange, Inc.'s stock and stockholder's equity as of February 28, 1999, which totaled $7,395,559 will be amortized over 15 years. Subsequently, the Company's ownership of phoneXchange was diluted to 42.6%.

         Pursuant to a June 2, 1999 Asset Purchase Agreement, the Company's subsidiary, phoneXchange, Inc., issued 185,250 shares of phoneXchange common stock to a third party for the purchase of certain telecommunications switching equipment. In November 30, 1999, the Company issued 185,250 restricted shares of ICN's common stock in exchange for the 185,250 restricted common stock shares of phoneXchange, Inc. Based on the closing bid price of the Company's common stock of $10.44, the transaction was valued at $1,933,547 and recorded as an increase in goodwill with a corresponding year-end amortization expense of $10,742. The Company's ownership percentage of phoneXchange, Inc. increased from 42.6% to 65.6%.

         The Company recorded a total of $9,329,106 in Goodwill and $421,589 in accumulated amortization and amortization expense of goodwill at and for the year ended December 31, 1999 from the previous transactions.

         The following unaudited pro forma results of operations assumed the stock purchase agreement occurred on January 1, 1999 and 1998:

UNAUDITED PRO FORMA INFORMATION
-------------------------------

                                          Year Ended (2)          Year Ended (1)
                                         December 31, 1998       December 31, 1999
                                         -----------------       -----------------
Revenue                                  $       183,000          $    2,248,138
                                         =================        ================
Net Loss                                 $    (1,375,489)         $  (11,255,177)
                                         =================        ================
Basic and diluted net loss per share     $          (.25)         $        (2.85)
                                         =================        ================

     (1) The pro forma financial information presented above shows the Company's operating results for the year ended December 31, 1999 and the additional goodwill amortization expense in amount of $82,168 that would have been recorded if the transaction had occurred on January 1, 1999. In addition, the weighted average common shares outstanding reflect the effect of 921,428 shares issued in connection with the transaction assuming that the transaction had occurred on January 1, 1999. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the stock purchase been consummated on January 1, 1999, nor are they necessarily indicative of future operating results.

     (2) The pro forma financial information above includes the results of operations of the Company for the year ended December 31, 1998 and the results of operations of phoneXchange, Inc. for the period from April 7, 1998 (inception) through December 31, 1998. The pro forma adjustment reflects the additional goodwill amortization in the amount of $369,762 that would have been recorded assuming the stock purchase agreement occurred on April 7, 1998. In addition, the weighted average common shares outstanding reflect the effect of 921,428 common shares issued in connection with the stock purchase agreement assuming that the transaction had occurred on April 7, 1998. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the stock purchase been consummated on April 7, 1998, nor are they necessarily indicative of future operating results.

3.       WRITE-OFF OF DEPOSIT

         On November 1, 1998, the Company executed an Asset Purchase Agreement to acquire certain customer sales contracts for domestic and international long distance services, FCC International 214 license and certain office equipment. The Company paid $216,600 as deposit on the asset purchase and subsequently determined that the transaction was not in the best interest of the Company. The Company cancelled the Asset Purchase Agreement and the Company wrote-off the $216,600 deposit on purchase.

4.       LONG-TERM DEBT

         Long-term debt consists of the following:

(a)      7.5% note payable to a vendor. Principal and interest
are payable in monthly installments of $6,525, December 2001,
secured by related equipment.                                         $  75,209


(b)      10% note payable to the Company's landlord. Principal and
interest are payable in monthly installments of $948 through
July 2004, secured by leasehold improvements.                            42,300

(c)      In November 1999, the Company sold $5.0 million
principal amount of its 4% Convertible Debenture, and received net proceeds of $4,480,000 on December 2, 1999. The Convertible
Debenture is due on December 2, 2004.                                 5,000,000
                                                                     -----------
                                                                      5,117,509
                                                                     -----------

         Less:  Current maturities                                      (82,696)
                                                                     -----------

                                                                     $5,034,813
                                                                     ===========


         Aggregate maturities of long-term debt over the next five years is as follows:

                  Period Ending
                  December 31                        Amount
                  -----------                        ------

                  2000                            $   82,696
                  2001                                 8,999
                  2002                                 9,213
                  2003                                10,178
                  2004                             5,006,423
                                                  ----------
                                                  $5,117,509
                                                  ==========

         Convertible Debenture

              In November 1999, the Company sold $5.0 million principal amount of its 4% Convertible Debenture, and received net proceeds of $4,480,000 on December 2, 1999. The Convertible Debenture is due on December 2, 2004.

              The Debentures automatically convert into common stock on December 2, 2004 at the then effective conversion price. The holders of the Debentures have the right, at any time after April 1, 2000, to convert all or any portion of the Debentures into common stock at the lesser of (i) 80% of the averaged three lowest closing bid prices, as reported by Bloomberg, LP, for the common stock for the 20 trading days immediately preceding the conversion date, or (ii) $10.00. The Company has the right to redeem the Debentures at any time for 120% of the principal amount of the Debentures, plus accrued interest up to the date of redemption.

5.       INCOME TAXES

The Company's effective tax benefit on pretax loss differs from the U.S. Federal Statutory tax rate for the fiscal year ended December 31, 1997, 1998 and 1999 as follows:

                                                    From inception
                                                     (January 16,
                                                     1997) through         For the year ended
                                                     December 31,             December 31,
                                                   ---------------    ----------------------------------
                                                        1997               1998                1999
                                                   ---------------    ---------------    ---------------
Federal statutory tax (benefit)                            (34.0%)            (34.0%)            (34.0%)
State taxes, net of federal tax benefit                    (5.83%)            (5.83%)            (5.83%)
                                                   ---------------    ---------------    ---------------
                                                          (39.83%)           (39.83%)           (39.83%)
                                                   ===============    ===============    ===============

Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. The components of deferred tax liabilities and assets at December 31, 1997, 1998 and 1999 are as follows:

                                                     From inception
                                                     (January 16,
                                                     1997) through           For the year ended
                                                     December 31,               December 31,
                                                   ---------------    ----------------------------------
                                                        1997               1998                1999
                                                   ---------------    ---------------    ---------------
DEFERRED TAX LIABILITIES
DEPRECIATION                                       $     (639,000)    $            -     $            -
                                                   ---------------    ---------------    ---------------
    TOTAL DEFERRED LIABILITIES                           (639,000)                 -                  -
                                                   ---------------    ---------------    ---------------
DEFERRED TAX ASSETS
STATE TAXES                                               575,000            243,000              6,000
NET OPERATING LOSS CARRY FORWARD                        7,325,000          3,473,000             92,000
                                                   ---------------    ---------------    ---------------
    TOTAL DEFERRED ASSETS                               7,900,000          3,716,000             98,000
                                                   ---------------    ---------------    ---------------
VALUATION ALLOWANCE                                    (7,261,000)        (3,716,000)           (98,000)
                                                   ---------------    ---------------    ---------------
NET DEFERRED TAX ASSETS                            $            -     $            -     $            -
                                                   ===============    ===============    ===============

         The Company and its majority-owned subsidiaries report separately for income tax reporting purposes. The Company had available approximately $13,950,422 and $14,297,667 of unused federal and state operating loss carry forwards, respectively, at December 31, 1999, that may be applied against future taxable income. These net operating loss carry forwards expire for federal purposes from 2017 to 2019 and will expire for state purposes in 2005. There can be no assurance that the Company will realize the benefit of the net operating loss carry forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 1997, 1998 and 1999, valuations for 100% of the net deferred tax assets were recorded due to uncertainties as to the amount of taxable income that will be generated in future years. No income tax benefit has been recorded for all periods presented because of the valuation allowance.

         Due to the "change in ownership" provisions in Internal Revenue Code
Section 382, the availability of the Company's net operating loss carry forwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of these net operating loss carry forwards.



6.       MINORITY INTEREST

         Minority interest is represented by the minority shareholder's proportionate share of the equity and losses of the Company's majority-owned subsidiary phoneXchange, Inc. The minority interest was reduced to zero during 1999 as the losses of the subsidiary exceeded the invested amounts.


7.       COMMITMENTS AND CONTINGENCIES

(a) Leases
 (1) Master Lease

         On July 30, 1999, the Company and Lucent Technologies, Inc. InterNetworking Systems signed a Master Lease Agreement pursuant to which Lucent agreed to provide the Company $3 million in credit for leasing Lucent equipment. On February 7, 2000, Lucent amended this agreement to increase the Company's line of credit to $10 million. As March 31, 2000, the Company has received equipment eligible to be financed under the Master Lease Agreement valued at approximately $4 million but has not completed type testing and acceptance of the equipment. Upon type testing and acceptance, the equipment will be placed under operating leases. As of December 31, 1999, the Company had no outstanding borrowings under the Master Lease Agreement.

         (2)      Operating Leases

         The Company leases office space for its co-location space, dedicated private telephone lines, equipment and other items under various agreements expiring through 2005.

         Rent expense included in the consolidated statements of operations was approximately $0, $0 and $164,321, for the year ended December 31, 1997, 1998 and 1999, respectively.

         (3)      Capital Leases

         The Company is obligated under various capital lease agreements for certain computer software, telecommunications switching equipment and desktop workstations.

         In December 1997, the Company entered into a lease agreement for certain communications equipment and licensed software. The equipment consists primarily of a telephone switching system, which is a long-distance, tandem telephone switch. The purchase price for the System is $333,038. The lease agreement bears interest at an annual rate of 30.3% and calls for 36 equal minimum monthly payments of $7,119. The capital lease was secured by the related assets.

         In November 1999, the Company entered into a lease agreement for certain licensed software. The lease agreement bears interest at an annual rate of 25% and calls for 36 monthly payments of $4,786. The capital lease is secured by the software.

         In July and August 1999, the Company entered into two lease agreements for certain desktop computers and back office servers. The lease agreements bear interest at an annual rate ranging from 13.2% to 13.4% and calls for 36 monthly payments of $2,519. The capital leases are secured by the equipment.

         In December 1999, the Company entered into a lease agreement for certain communications equipment and licensed software. The lease agreement bears interest at an annual rate of 12.25% and calls for 36 equal minimum monthly payments of $12,000 and a deposit of $39,617. As of December 31, 1999, the Company had not tested, accepted or recorded the equipment on the balance sheet. The capital lease was secured by the related assets.

         In December 1999, the Company entered into various lease agreements for certain licensed software. The lease agreements bear interest at an annual rate ranging from 17.4% to 31% and call for 36 to 48 equal minimum monthly payments and deposits totaling $18,341. As of December 31, 1999, the Company had not tested, accepted or recorded the software on the balance sheet. The capital lease was secured by the related assets.

         In February 2000, the Company entered into a lease agreement for certain computer equipment and office furniture. The lease agreement bears interest at an annual rate of 27.27% and calls for 36 equal minimum monthly payments of $2,186 and a deposit of $4,939.

         Future minimum lease payments associated with the leases described herein, including renewal options are as follows:

                                                         Dedicated     Other
Year Ending                                  Capital      Private     Operating
December 31, 1999                            Leases        Lines       Leases
-----------------                          -----------  -----------  -----------

2000                                       $  171,616   $  832,789   $  379,777
2001                                          173,441      338,549      356,478
2002                                           71,619      191,556      329,528
2003                                              -0-       95,755      323,154
2004                                              -0-       63,837      302,855
Thereafter                                        -0-          -0-       40,442
                                           -----------  -----------  -----------
Total minimum lease payments               $  416,677   $1,522,486   $1,732,234
                                                        ===========  ===========
   Less: amount representing interest         (92,763)
Net present value of minimum
  lease payments                              323,914
                                           -----------
   Less: current portion                     (114,078)
                                           -----------
Long-term capitalized lease obligation     $  209,836
                                           ===========

         (b)      Legal Matters

         The Company is subject to litigation from time to time in the normal course of business. Although it is not possible to predict the outcome of such litigation, based on the facts known to the Company and after consultations with counsel, management believes that such litigation will not have a material adverse effect on its financial position or results or operations.

         On August 30, 1999, a claim was filed against the Company alleging that the Company is in breach of a contract to purchase certain telecommunications equipment. The plaintiff is seeking performance of the contract plus damages. The Company has filed a cross-complaint seeking rescission and damages, asserting that the plaintiff breached certain representations and warranties. The Company intends to vigorously contest the litigation and to fully pursue its own remedies. While no assurance can be given regarding the outcome of this matter, the Company believes that it has strong and meritorious defenses to the claims asserted. However, a determination that the Company breached its contract with the plaintiff could have a material adverse effect on the Company's operating results and financial condition.

         Pursuant to the Asset Purchase Agreement, the Company paid $300,000 in cash, issued 441,600 shares of common stock and was obligated to designate and issue 850,000 shares of a new series of preferred stock, $2.50 par value. Pending the outcome of the litigation between the parties, the Company has placed a stop transfer order on the common stock issued, and has not designated or issued any preferred stock. The Company has not made any reserve on the Consolidated Balance Sheet as of December 31, 1999 in connection with this litigation.

8.       RELATED PARTY TRANSACTIONS

         David Chadwick, Gary Killoran, Paul Hyde and James Rott are executive officers of the Company and part owners of C/Net: Solutions, Inc., a private company formed on November 1997. On April 21, 1998, the parties entered into an Advance Agreement pursuant to which C/Net agreed to continue to lend money to phoneXchange without interest, and phoneXchange agreed to repay the entire amount of the outstanding debt on demand at any time. In December 1999, pursuant to an Advance Agreement, phoneXchange, Inc. advanced $300,000 plus $32,006 to C/Net: Solutions, Inc., which remained outstanding as of December 31, 1999.

         Corporate Financial Enterprises, Inc. is a private investment banking and consulting firm which is a significant shareholder of the Company. Effective March 30, 2000, all shares of capital stock beneficially owned by Corporate Financial Enterprises, Inc., including 1,000,000 shares of common stock, 1,370,590 shares of Series A-1 preferred stock and warrants to purchase 2,828,633 shares of common stock, were transferred to an irrevocable trust, as amended. According to the terms of the trust, David Chadwick, as President of the Company, was appointed trustee and is required to vote the shares in accordance with the trust agreement, which limits the ability of the shareholders party to the trust from exercising voting control during the term of the trust agreement. For the year ended December 31, 1999, the Company had paid $445,825 to Corporate Financial Enterprises, Inc. for investment banking and consulting services.


9.       EQUITY TRANSACTIONS

         (a)      Preferred Stock

         The Series A-1 Preferred Stock accrues dividends at a rate of 12% per year, payable on a quarterly basis in shares of common stock of the Company, commencing June 1, 1999. The Series A-1 Preferred Stock is convertible at any time after December 31, 2000, at the option of the holder into shares of common stock at the rate of 10 shares of common stock for each share of Series A-1 Preferred Stock. The Series A-1 Preferred Stock is redeemable at any time after January 1, 2000 at the option of the holder, at an amount equal to $1.76, plus an amount equal to accrued and unpaid dividends, if any, to (and including) the date fixed for redemption, whether or not earned or declared.

         The holders of Series A-1 Preferred Stock are entitled to ten votes for each share of Series A-1 Preferred Stock on all matters submitted to the stockholders of the Company. With respect to matters affecting only the Series A-1 Preferred Stock, each share shall be entitled to one vote. The Series A-1 Preferred Stock is superior in right of payment in the event of liquidation and with respect to dividends to the common stock of the Company and any other stock ranking junior to the Series A-1 Preferred Stock. The liquidation value of the Series A-1 Preferred Stock is $1.53 per share plus any accrued and unpaid dividends

         In September 1999, the Company issued 3,267,974 shares of its Series A-1 12% Convertible Redeemable Preferred Stock to certain investors including Corporate Financial Enterprises, Inc., a related entity, in exchange for $5,000,000. As of December 31, 1999, the Company received proceeds of $4,781,500 and a receivable of $218,500 was recorded for the remaining proceeds. The preferred stock is convertible anytime after December 31, 2000


         (b)      Common Stock

         In November 1999, the Company issued 185,250 shares of restricted common stock of the Company in exchange for 185,250 shares of phoneXchange, Inc. restricted common stock

         In November 1999, the Company sold 1,332,000 shares of its common stock for a purchase price of $.75 per share to several overseas accredited investors. The offering was made by the Company's management in compliance with Rule 504 of Regulation D of the Securities Act of 1933, as amended. No commissions or other remuneration was paid to anyone.

         In October 1999, the Company issued 23,5000 shares of its restricted common stock in exchange for broker fees in connection to the Company's acquisition of phoneXchange. The cost of the services in the amount of $142,763, has been charged to operations and additional paid-in capital has been increased by $142,528, representing the excess of the cost of the services over the par value of the common stock issued.

        In November 1999, the Company issued 1,000,000 shares of common stock pursuant to a notice of conversion of 100,000 shares of Series A-1 Redeemable Convertible Preferred Stock held by Corporate Financial Enterprises, Inc., a related entity.

         In September 1999, the Company issued 10,500 shares of restricted common stock to three members of the Board of Directors of the Company as compensation for services. Prepaid director fees are recognized to expense based on the term of the Director. The balance of prepaid director fees as of December 31, 1999 was $35,500.

         In September 1999, the Company sold 100,000 shares of its common stock to Corporate Financial Enterprises, Inc., a related entity, for a purchase price of $.75 per share in exchange for a receivable of $75,000.

         In September 1999, the Company issued 921,428 shares of its common stock to stockholders of phoneXchange. The Company acquired ownership of approximately 85% of phoneXchange in exchange for its stock.

         In September 1999, the Company sold 41,000 shares of its common stock to Corporate Financial Enterprises, Inc., a related entity, for a purchase price of $.75 per share in exchange for a receivable of $30,750.

         In May 1999, the Company issued 25,296 shares of restricted common stock to pay off the remaining balance on a note due by its subsidiary in the amount of $132,804

         On May 8, 1998, Theatre, Inc., doing business as Global Access Pagers, Inc., entered into an Agreement and Plan of Merger with Global Access Pagers, Inc. The transaction relating to the merger was rescinded on January 1999. Accordingly, 3,475,000 issued common shares of the surviving entity were returned to the Company and cancelled.

         In February 1999, the Company issued 441,600 shares of restricted common stock for equipment and software.


         (c)      Warrants To Purchase Common Stock

         In November 1999, in connection with the convertible debenture (Note 4(c)), the Company issued warrants to purchase 80,000 shares of the Company's common stock at an exercise price of $12.50 per share and warrants to purchase 80,000 shares of the Company's common stock at an exercise price of $15.00 per share. The warrants are exercisable until November 22, 2001. The Company also issued warrants to purchase 200,000 shares of the Company's common stock at exercise price of $13.75 per share and paid $500,000 in placement fees. The warrants expire November 22, 2004.

         In September 1999, the Company issued warrants to purchase 350,000 shares of common stock at an exercise price of $4.50 per share to Corporate Financial Enterprises, Inc., a related entity. The warrants were granted in exchange for consulting services and are exercisable for a term commencing December 31, 2000 and expiring September 1, 2004.

         In June 1999 the Company issued warrants to purchase 100,000 shares of its common stock in exchange for consulting services. The warrants are exercisable at a purchase price of $7.50 per share for a term of 18 months. The warrants were subsequently cancelled in July 1999.

         In February 1999, the Company issued warrants to purchase 921,428 shares of its common stock pursuant to the terms of the Stock Purchase Agreement dated January 1, 1999, as amended on May 24, 1999, with phoneXchange, Inc. and its stockholders. The warrants are exercisable anytime after December 31, 2000 and expire February 22, 2004 at a purchase price of $4.50 per share. See Note (1(a))

         In February 1999, the Company issued warrants to purchase 5,943,633 shares of its common stock exercisable anytime after December 31, 2000 at a purchase price of $1.72 per share in connection with the sale of 3,267,974 shares of its Series A-1 12% Convertible Redeemable Preferred Stock to certain investors including Corporate Financial Enterprises, Inc., a related entity, in exchange for $5,000,000. The warrants expire February 22, 2004. See Note 9 (a)

         (d)      Options To Purchase Common Stock

         On July 22, 1999, the Board of Directors of the Company authorized the grant of options to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $3.375 to various employees. The options all vest on grant and have a five-year term. The Company recorded compensation expense of $2,250,000 for the year ended December 31, 1999..

         Information regarding the Company's compensatory stock options since inception, (January 16, 1997) and December 31, 1998 and 1999 and changes during the years ended on those dates is summarized as follows:

                                                                     Weighted-
                                                                      Average
                                                      Shares      Exercise Price
                                                  --------------  --------------

January 16, 1997 (Inception)
Granted                                                       -   $           -
Exercised                                                     -   $           -
Forfeited                                                     -   $           -
                                                  --------------  --------------
December 31, 1998                                             -   $           -
                                                  --------------  --------------
Granted                                               1,000,000   $        3.37
Exercised                                                     -   $           -
Forfeited                                                     -   $           -
                                                  --------------  --------------
December 31, 1999                                     1,000,000   $        3.37
                                                  ==============  ==============

         Information about stock options outstanding at December 31, 1999 is as follows:

                                                              Options Outstanding
                                          ---------------------------------------------------------------
                                                        Weighted
                                                        Average     Weighted                    Weighted
                                          Number        Remaining   Average        Number       Average
                                          Outstanding   Contracted  Execise      Exerciseable   Execise
Range of Exercise Prices                  at 12/31/99   Life        Price        at 12/31/99    Price
------------------------                  -----------  -----------  -----------  -----------  -----------

 $              3.37                       1,000,000          4.6   $     3.37    1,000,000   $     3.37

         The Company has determined that it will account for stock-based compensation for employees under the intrinsic value-based method of the Accounting Principles Board (APB) Opinion No. 25, "Accounting For Stock Issued To Employees", and elect the disclosure-only alternative under SFAS No. 123. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123. To date there have been no grants to non-employees. Under APB No. 25, the Company recognized compensation expense relating to the issuance of compensatory stock options to certain employees in the amount of $2,250,000 for the year ended December 31, 1999. Had the Company recognized compensation expense consistent with the methodology of FASB No. 123, the Company's net loss and basic and diluted net loss per share for the year ended December 31, 1999 on a pro forma basis would have been as follows:

                                                                1999
         Net Loss                                               ----
                  As Reported                              $(10,889,456)
                  Pro forma                                $(13,394,368)

         Basic and Diluted Net Loss Per Share
                  As Reported                                 $(3.29)
                  Pro forma                                   $(4.05)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 105%, risk-free interest rate of 5.77%, expected life of five years for the options and no dividends would be issued during the option term.

         (f)      Treasury Stock

         In August and September 1999, phoneXchange issued 17,364 shares of its restricted common stock in exchange for 17,923 shares of restricted common stock of the Company. The transaction was valued at the closing bid price of the Company's common stock and has been recorded as treasury stock as of December 31, 1999.

10.      BENEFIT PLAN

         In September 1999, the Company adopted a qualified 401(k) retirement plan under which employees may voluntarily contribute. All full-time employees with ninety (90) days continuous service are eligible for participation in the plan. The plan does not include company matching or discretionary contributions. The plan may be modified at any time at the Company's discretion.

11.      SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has adopted SFAS No. 131, "Disclosures About Segments Of An Enterprise And Related Information", in the fiscal year ended December 31, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one segment, long distance telecommunication services. Associated services are not significant. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

12.      SUBSEQUENT EVENTS

         On January 24, 2000, the Company purchased 1,000,000 shares of Series A, 5% Convertible Preferred Stock, $.01 par value of OMNI Neutraceuticals, Inc. for $1,000,000.

         On March 1, 2000, the Company sold its interest in 1,000,000 shares of Series A, 5% Convertible Preferred Stock, $.01 par value of OMNI
Neutraceuticals, Inc. for $325,000 in cash and a short term, non interest bearing note receivable of $1,675,000 due at the end of each month commencing on April 30, 2000 in the amount of $325,000 with the remaining payment of $375,000 due on August 30, 2000.

         On January 5, 2000, the Company filed a Registrations Statement on Form S-1 (Registration No. 333-94105) registering up to 13,775,061 shares of Common Stock issuable upon conversion of certain securities of the Company. The Company intends to use the proceeds, if any, for capital expenditures, working capital and general corporate purposes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Aliso Viejo, state of California, on March 30, 2000.

                                         INTEGRATED COMMUNICATION NETWORKS, INC.



Date: April 14, 2000                      /S/ DAVID J. CHADWICK
                                         ---------------------------------------
                                         David J. Chadwick
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors


Date: April 14, 2000                     /S/ GARY L. KILLORAN
                                         ---------------------------------------
                                         Gary L. Killoran
                                         Secretary, Treasurer, Chief Financial
                                         Officer (principal accounting officer)
                                         and Director


Date: April 14, 2000                     /S/ PAUL E. HYDE
                                         ---------------------------------------
                                         Paul E. Hyde
                                         Vice President and Director


Date: April 14, 2000                     /S/ RUSSELL J. HENSLEY
                                         ---------------------------------------
                                         Russell J. Hensley
                                         Director

                                  EXHIBIT INDEX


Exhibit
Number             Description
------             -----------

3.1*     Articles of Incorporation of Theatre, Inc. filed January 16, 1997

3.2* Certificate of Amendment of the Articles of Incorporation of Global Access Pagers, Inc. filed February 10, 1999

3.3*     Bylaws of Theatre, Inc.

4.1*     Certificate of Designation of Series A Preferred Stock

4.2* Certificate of Designation of 12% Convertible Redeemable Preferred Stock, Series A-1

4.3* Amendment to Certificate of Designation of 12% Convertible Redeemable Preferred Stock, Series A-1

4.4*     Form of Warrant Agreement

9.1+ Irrevocable Trust Agreement dated March 30, 2000, as amended, between a stockholder of Integrated Communication Networks, Inc. and David Chadwick, Trustee

9.2+ Irrevocable Trust Agreement dated March 30, 2000, as amended, between certain stockholders of Integrated Communication Networks, Inc. and David Chadwick, Trustee

10.1* Stock Purchase Agreement dated as of January 1, 1999 by and among Global Access Pagers, Inc. and phoneXchange, Inc., David Chadwick, James Rott, Paul Hyde and Gary Killoran

10.2* First Amendment to Stock Purchase Agreement by and among Global Access Pagers, Inc. and phoneXchange, Inc., David Chadwick, James Rott, Paul Hyde and Gary Killoran

10.3* Employment Agreement between the Company and David J. Chadwick effective as of January 4, 1999

10.4* Employment Agreement between the Company and Gary L. Killoran effective as of January 4, 1999

10.5* Employment Agreement between the Company and James E. Rott effective as of January 4, 1999

10.6* Employment Agreement between the Company and Paul E. Hyde effective as of January 4, 1999

10.7* Employment Agreement between the Company and Thomas C. Scott effective as of October 11, 1999

10.8* Master Lease Agreement with Lucent Technologies, Inc. InterNetworking Systems dated July 30, 1999

10.9* Lease made as of April 23, 1999 between PhoneXchange and Carr America Realty Corporation

10.10* Lease dated June 1, 1997 between Quinby Building, LLC and Global Network Providers

10.11* Letter of Intent for Joint Venture Between Integrated Communication Networks, Inc. and Global Industry Development & Trade Ltd. ("GIDT") effective June 1, 1999

10.12*   Form of 4% Convertible Debenture

11.1 Statement re Computation of Per Share Earnings (see Consolidated Statement of Operations and Notes to Audited Consolidated Financial Statements, [1 (m)]

21.1*    Subsidiaries

23.1     Consent of Jack Olesk, filed herewith

23.2     Consent of Brad Haynes, filed herewith

23.3     Consent of Mendoza, Berger and Company, LLP, filed herewith

27.1     Financial Data Schedule

-----------------------------

* Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-94105) on January 5, 2000 and incorporated by reference herein.

+ Filed as an exhibit to the Company's current report on Form 8-K filed April 14, 2000 and incorporated by reference herein.