Form 10-Q
period 2000-03-31
INTEGRATED COMMUNICATION NETWORKS INC
filed 2000-05-15
CIK 1098300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2000

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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the Registrant's Common Stock outstanding as of April 30, 2000 was approximately 5,867,780 shares.

                                    TABLE OF CONTENTS                       PAGE
               ------------------------------------------------------------ ----

                              PART I-FINANCIAL INFORMATION

Item 1.        Financial Statements........................................ **
Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................. 1
Item 3.        Quantitative and Qualitative Disclosures About Market
                 Risk...................................................... 5

                                PART II-OTHER INFORMATION

Item 1.        Legal Proceedings........................................... 6


Signatures     ............................................................ 7


                              PART I-FINANCIAL INFORMATION

ITEM 1.**

Index to Financial Statements:

                                                                          PAGE
                                                                          ----
Consolidated balance sheets as of March 31, 2000 (unaudited)
and December 31, 1999                                                      F-1

Consolidated statements of operations for the three months
ended March 31, 2000 (unaudited) and 1999                                  F-2

Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity from inception (January 16, 1997) through December 31, 1997, Year-ended December 31, 1998 and Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the year ended December 31, 1999 and the
three months ended March 31, 2000 (unaudited)                              F-3

Consolidated Statements of Cash Flows for the three months ended
March 31, 2000 (unaudited) and 1999                                        F-4

Notes to Consolidated Financial Statements                                 F-5

            INTEGRATED COMMUNICATION NETWORKS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                     DECEMBER 31,    MARCH 31,
                                   ASSETS                1999          2000
                                                    -------------  -------------
                                                                    (Unaudited)
Current assets:
   Cash                                             $  2,552,113   $    111,929
   Accounts Receivable                                         -        124,791
   Receivable from related party                         332,006        356,208
   Note Receivable (Note 2)                                    -      1,675,000
   Prepaid and other current assets                      293,032        118,531
                                                    -------------  -------------
     Total current assets                              3,177,151      2,386,459
                                                    -------------  -------------

Property and equipment:
   Operating equipment                                 2,825,700      2,280,603
   Equipment, furniture and software
       under capital leases                              549,685      1,298,263
   Leasehold improvements                                114,490        114,490
   Furniture, fixtures and equipment                      60,524        151,022
                                                    -------------  -------------
                                                       3,550,399      3,844,378
Less - Accumulated depreciation and amortization        (459,428)      (523,221)
                                                    -------------  -------------
                                                       3,090,971      3,321,157
                                                    -------------  -------------

   Goodwill, net                                       8,907,517      8,752,032
   Other noncurrent assets                               280,377        235,972
                                                    -------------  -------------
     Total noncurrent assets                          12,278,865     12,309,161
                                                    -------------  -------------
                                                    $ 15,456,016   $ 14,695,620
                                                    =============  =============

              LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $    823,860   $  1,260,168
   Accrued expenses                                      526,074        748,836
   Unearned revenue                                      334,130        150,984
   Long-term debt-current portion                         82,696         64,671
   Capital lease obligations-current portion             114,078        300,342
                                                    -------------  -------------
   Total current liabilities                           1,880,838      2,525,001
                                                    -------------  -------------

Long-term debt, net of current portion (Note 4)        5,034,813      5,032,147
Capital lease obligations, net of current portion        209,836        683,596
Commitments and contingencies (Note 7)                         -              -
Redeemable, convertible preferred stock:
    Series A 8%  redeemable  convertible  preferred  stock,  $.01 par  value per share:
      Authorized - 50,000 shares
      Issued and outstanding - no shares at
          December 31, 1999 and March 31, 2000                 -              -
    Series A-1 12% redeemable convertible preferred
        stock, $.01 par value per share:
      Authorized - 7,500,000 shares at December 31,
          1999 and March 31, 2000
      Issued and outstanding-3,167,974 at December 31,
          1999 and March 31, 2000                     4,847,000      4,847,000
    Series A-1 preferred stock subscribed               (218,500)      (218,500)
Stockholders' equity:
    Common stock, $.01 par value:
      Authorized - 250,000,000 shares
      Issued and outstanding 5,867,780 at
          December 31, 1999 and March 31, 2000            58,677         58,677
     Common stock subscribed                            (105,750)        (5,750)
Additional paid-in capital                            22,858,958     22,858,958
Accumulated deficit                                  (18,996,555)   (20,972,208)
Treasury stock                                          (113,301)      (113,301)
                                                    -------------  -------------
    Total stockholders' equity                         3,702,029      1,826,376
                                                    -------------  -------------
                                                    $ 15,456,016   $ 14,695,620
                                                    =============  =============

              The accompanying notes are an integral part of these
                        consolidated financial statements

             INTEGRATED COMMUNICATION NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                     For the three months ended
                                                      March 31,
                                     ---------------------------
                                          1999          2000
                                     -------------  -------------
                                                      (Unaudited)

Revenues                             $     42,107   $    623,210

Operating expenses:
   Data communications and
     telecommunications                    98,904      1,392,241
   Selling, general & administrative
     expenses                             416,101      1,255,853
   Depreciation and amortization           54,619        372,881
   Write-down of impaired assets        2,554,819             -
                                     -------------  -------------
       Total operating expenses         3,124,443      3,020,975
                                     -------------  -------------
Loss from operations                   (3,082,336)    (2,397,765)
                                     -------------  -------------
Other income (expense):
   Interest income                            123          9,285
   Dividend income                              -          7,671
   Interest expense                        (9,394)      (241,057)
   Realized gain on sale
      of investment (Note 2)                    -        992,329
   Loss on sale of assets (Note 3)              -       (346,116)
   Write-off of assets                (216,600)             -
                                     -------------  -------------
                                         (225,871)       422,122
                                     -------------  -------------
Net loss                             $ (3,308,207)  $ (1,975,653)
                                     =============  =============

Basic and diluted weighted average
    common shares outstanding           3,915,313      5,867,780
                                     =============  =============
Basic and diluted net loss per
    share                            $      (0.84)  $      (0.34)
                                     =============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    INTEGRATED COMMUNICATION NETWORKS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
                                                 STOCK AND STOCKHOLDERS' EQUITY
                             FROM YEAR ENDED DECEMBER 31, 1998 THROUGH YEAR ENDED DECEMBER 31, 1999
                                        AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 (Unaudited)

                                              SERIES A 8% REDEEMABLE
                                                   CONVERTIBLE                    SERIES A-1 12% REDEEMABLE
                                                 PREFERRED STOCK                 CONVERTIBLE PREFERRED STOCK
                                           ----------------------------  -------------------------------------------
                                               SHARES        AMOUNT         SHARES         AMOUNT       SUBSCRIBED
                                           -------------  -------------  -------------  -------------  -------------

Balance, December 31, 1998                            -              -              -              -              -
                                           -------------  -------------  -------------  -------------  -------------
Stock to be issued for
  assets acquired January
  1999                                                -              -              -              -              -

Stock cancelled                                       -              -              -              -              -

Stock issued for acquisition
  of PhoneXchange, Inc.                               -              -              -              -              -

Common stock issued for
  conversion of debt                                  -              -              -              -              -

Stock issued for receivable                           -              -              -              -              -

Effective options issued for services                 -              -              -              -              -

Stock issued for cash and
  receivable                                          -              -      3,267,974      5,000,000       (218,500)

Stock issued to Directors for services                -              -              -              -              -

Stock issued for services                             -              -              -              -              -

Stock issued for cash                                 -              -              -              -              -

Conversion of preferred
  stock                                               -              -       (100,000)      (153,000)             -

Purchase of common stock                              -              -              -              -              -

Stock issued for additional
  shares in phoneXchange, Inc.                        -              -              -              -              -

Net loss                                              -              -              -              -              -

                                           -------------  -------------  -------------  -------------  -------------
Balance, December 31, 1999                            -   $          -      3,167,974   $  4,847,000   $   (218,500)
                                           =============  =============  =============  =============  =============

Proceeds from subscription                            -              -              -              -              -

Net loss                                              -              -              -              -              -

                                           -------------  -------------  -------------  -------------  -------------
Balance, March 31, 2000, (Unaudited)                  -   $          -      3,167,974   $  4,847,000   $   (218,500)
                                           =============  =============  =============  =============  =============

(CONTINUED BELOW)








                                                                                                                          TOTAL
                                             COMMON STOCK                  ADDITIONAL      RETAINED                       STOCK-
                             -------------------------------------------     PAID-IN       EARNINGS       TREASURY       HOLDERS'
                                SHARES          AMOUNT      SUBSCRIBED       CAPITAL       (DEFICIT)       STOCK          EQUITY
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31,
  1998                          5,262,206         52,620              -      8,047,480     (8,107,099)             -         (6,999)
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------
Stock to be issued for
  assets acquired                 441,600          4,416              -      2,589,984              -              -      2,594,400

Stock cancelled                (3,475,000)       (34,750)             -         34,750              -              -              -

Stock issued for acquisition
  of PhoneXchange, Inc.           921,428          9,215              -      6,440,788              -              -      6,450,003

Common stock issued for
  conversion of debt               25,296            253              -        132,550              -              -        132,803

Stock issued for receivable       141,000          1,410       (105,750)       104,340              -              -              -

Effective options issued
  for services                          -              -              -      2,250,000              -              -      2,250,000

Stock issued for cash and
  receivable                            -              -              -              -              -              -              -

Stock issued to Directors
for services                       10,500            105              -         56,164              -              -         56,269

Stock issued for services          23,500            235              -        142,528              -              -        142,763

Stock issued for cash           1,332,000         13,320              -        985,680              -              -        999,000

Conversion of preferred
  stock                         1,000,000         10,000              -        143,000              -              -        153,000

Purchase of common stock                -              -              -              -              -       (113,301)      (113,301)

Stock issued for additional
  shares in phoneXchange, Inc.    185,250          1,853              -      1,931,694              -              -      1,933,547

Net loss                                -              -              -              -    (10,889,456)             -    (10,889,456)

                             -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 1999      5,867,780   $     58,677   $   (105,750)  $ 22,858,958   $(18,996,555)  $   (113,301)  $  3,702,029
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------

Proceeds from subscription              -              -        100,000              -              -              -        100,000


Net loss                                -              -              -              -     (1,975,653)             -     (1,975,653)

                             -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance, March 31, 2000,
 (Unaudited)                    5,867,780   $     58,677   $     (5,750)  $ 22,858,958   $(20,972,208)  $   (113,301)  $  1,826,376
                             =============  =============  =============  =============  =============  =============  =============
                The accompanying notes are an integral part of these consolidated financial statements

            INTEGRATED COMMUNICATION NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                     For the three months ended
                                                      March 31,
                                     ----------------------------
                                          1999           2000
                                     -------------  -------------
                                                      (Unaudited)

Cash Flows From Operating Activities:
  Net loss                           $ (3,308,207)  $ (1,975,653)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
  Depreciation and amortization            54,619        372,881
  Write-down of impaired assets         2,554,819              -
  Gain on sale of marketable security           -       (992,329)
  Loss on sale of equipment                     -        346,116
  Decrease (increase) in assets:
    Accounts receivable                    (8,129)       (75,562)
    Notes receivable                            -        (31,873)
    Prepaid expenses and other
      assets                             (358,931)       153,496
  Increase (decrease) in liabilities:
    Accounts payable                      (37,975)       436,308
    Accrued expenses                      105,936        222,762
    Unearned revenue                       (1,104)      (183,146)
    Other advance                        (317,802)             -
    Payable to related party              (11,181)             -
                                     -------------  -------------
     Net cash used in operating
     activities                        (1,327,955)    (1,727,000)
                                     -------------  -------------

Cash Flows From Investing Activities:
  Purchases of property and equipment    (290,927)       (74,974)
  Proceeds from sale of equipment               -         50,000
  Purchase of investment in marketable
      security                                  -     (1,000,000)
  Proceeds from sale of marketable
      security                                  -        325,000
                                     -------------  -------------
    Net cash used in investing
    activities                           (290,927)      (699,974)
                                     -------------  -------------

Cash Flows From Financing Activities:
  Principal payments of capital lease
    obligation                             (9,106)       (92,517)
  Principal payments on long-term debt     (5,689)       (20,692)
  Proceeds from preferred stock
    subscription                        1,658,315              -
  Proceeds from issuance of common
    stock                                       -        100,000
                                     -------------  -------------
    Net cash provided by financing
      activities                        1,643,520        (13,209)
                                     -------------  -------------
Increase (decrease) in cash                24,638     (2,440,184)
                                     -------------  -------------
Cash at the beginning of the period             -      2,552,113
                                     -------------  -------------
Cash at the end of the period        $     24,638   $    111,929
                                     =============  =============

Supplemental disclosure of cash flow
  information:
  Cash paid during the year for
    interest                         $      9,394   $     38,213
                                     =============  =============
Supplemental disclosure of noncash
  investing and financing activities:
  Equipment and software acquired
    under capital lease obligations             -        755,733
                                     =============  =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            INTEGRATED COMMUNICATION NETWORKS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, as set forth in the Company's Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the current year presentation. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.

         (a)      FORMATION AND DESCRIPTION OF BUSINESS

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

         (c)      PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Integrated Communication Networks, Inc. and its majority-owned subsidiary, phoneXchange, Inc. and its wholly owned subsidiary Internet Call Centers, Inc. All significant inter-company transactions and balances have been eliminated. Minority interest represents the minority shareholders' proportionate share of the equity or income of the Company's majority-owned subsidiary phoneXchange, Inc.
         (d)      CONCENTRATION OF CUSTOMERS

         The loss of any significant customer could have a significant negative impact on our revenues from operations.

         (e)      RECLASSIFICATIONS

         Certain   reclassifications  have  been  made  to  the  1999  financial statements to conform to the March 2000 presentation.

2.       REALIZED GAIN ON SALE OF INVESTMENT

         On January 24, 2000, the Company purchased 1,000,000 shares of Series A, 5% Convertible Preferred Stock, $.01 par value of OMNI Neutraceuticals, Inc. for $1,000,000. On March 1, 2000, the Company sold its interest in 1,000,000 shares of Series A, 5% Convertible Preferred Stock, $.01 par value of OMNI Neutraceuticals, Inc. for $325,000 in cash and a short term, non interest bearing note receivable of $1,675,000 due at the end of each month commencing on April 30, 2000 in the amount of $325,000 with the remaining payment of $375,000 due on August 30, 2000. The Company recorded a realized gain of $992,329, net of accrued dividend income, on the sale of the investment as of March 31, 2000.

3.       LOSS ON SALE OF EQUIPMENT

           The Company sold certain telecommunications equipment for $50,000 and recorded a realized loss on the sale of $346,116.

4.       LONG-TERM DEBT

         Long-term debt consists of the following:

(a)      7.5% note payable to a vendor. Principal and interest
are payable in monthly installments of $6,525, December 2001,
secured by related equipment.                                         $  56,931


(b)      10% note payable to the Company's landlord. Principal and
interest are payable in monthly installments of $948 through
July 2004, secured by leasehold improvements.                            39,887

(c)      In November 1999, the Company sold $5.0 million
principal amount of its 4% Convertible Debenture, and received net proceeds of $4,480,000 on December 2, 1999. The Convertible
Debenture is due on December 2, 2004.                                 5,000,000
                                                                     -----------
                                                                       5,096,818
                                                                     -----------

         Less:  Current maturities                                      (64,671)
                                                                     -----------

                                                                      $5,032,147
                                                                     ===========


         Aggregate maturities of long-term debt over the next five years is as follows:

                  Year Ending
                  March 31:                          Amount
                  -----------                        ------

                  2001                            $   64,671
                  2002                                 6,332
                  2003                                 9,214
                  2004                             5,016,601
                  2005                                     -
                                                  ----------
                                                  $5,096,818
                                                  ==========

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

5.       INCOME TAXES

The Company's effective tax benefit on pretax loss differs from the U.S. Federal Statutory tax rate for the three months ended March 31, 1999 and 2000 as follows:

                                                  For the three months ended
                                                            March 31,
                                              ----------------------------------
                                                    1999                2000
                                              ---------------    ---------------

Federal statutory tax (benefit)                       (34.0%)            (34.0%)
State taxes, net of federal tax benefit               (5.83%)            (5.83%)
                                              ---------------    ---------------
                                                     (39.83%)           (39.83%)
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

                                                 For the three months ended
                                                           March 31,
                                              ----------------------------------
                                                    1999                2000
                                              ---------------    ---------------

DEFERRED TAX LIABILITIES
DEPRECIATION                                  $      136,000     $      642,000
                                              ---------------    ---------------
    TOTAL DEFERRED LIABILITI                         136,000            642,000
                                              ---------------    ---------------
DEFERRED TAX ASSETS
STATE TAXES                                          255,000            515,000
NET OPERATING LOSS CARRY FORWARD                   3,773,000          7,971,000
                                              ---------------    ---------------
    TOTAL DEFERRED ASSETS                          4,028,000          8,486,000
                                              ---------------    ---------------
VALUATION ALLOWANC                                (3,892,000)        (7,844,000)
                                              ---------------    ---------------
NET DEFERRED TAX ASS                          $            -     $            -
                                              ===============    ===============


         The Company and its majority-owned subsidiaries report separately for income tax reporting purposes. The Company had available approximately
$18,540,000 and $18,863,000 of unused federal and state operating loss carry forwards, respectively, at March 31, 2000, that may be applied against future taxable income. These net operating loss carry forwards expire for federal purposes from 2018 to 2020 and will expire for state purposes in 2006. There can be no assurance that the Company will realize the benefit of the net operating loss carry forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 1999 and 2000, valuations for 100% of the net deferred tax assets were recorded due to uncertainties as to the amount of taxable income that will be generated in future years. No income tax benefit has been recorded for all periods presented because of the valuation allowance.

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


7.       COMMITMENTS AND CONTINGENCIES

         (a) Master Lease

         On July 30, 1999, the Company and Lucent Technologies, Inc. InterNetworking Systems signed a Master Lease Agreement pursuant to which Lucent agreed to provide the Company $3 million in credit for leasing Lucent equipment. On February 7, 2000, Lucent amended this agreement to increase the Company's line of credit to $10 million. As of March 31, 2000, the Company has received equipment eligible to be financed under the Master Lease Agreement valued at approximately $4 million but has not completed type testing and acceptance of the equipment. Upon type testing and acceptance, the equipment will be placed under operating leases. As of March 31, 2000, the Company had no outstanding borrowings under the Master Lease Agreement.

         (b)      Operating Leases

         The Company leases office space for its co-location space, dedicated private telephone lines, equipment and other items under various agreements expiring through 2005.

         Rent expense included in the unaudited consolidated statements of operations was approximately $37,417 and $83,465, for the three months ended March 31, 1999 and 2000, respectively.

         (c)      Capital Leases

         The Company is obligated  under various  capital lease  agreements  for
certain  computer  software,  office  furniture,   telecommunications  switching
equipment and desktop workstations.

         In February 2000, the Company entered into a lease agreement for certain computer equipment and office furniture. The lease agreement bears interest at an annual rate of 20.7% and calls for 36 equal minimum monthly payments of $2,186 and a deposit of $4,939.

         In February and March of 2000, the Company entered into various lease agreements for certain desktop computers, network servers and communication switching equipment. The lease agreements bear interest at an annual rate ranging from 17% to 21% and call for 60 equal minimum monthly payments of $3,962 and deposits totaling $3,962. As of March 31, 2000 the Company had tested, accepted and recorded the assets on the balance sheet. The capital lease was secured by the related assets.

         Future minimum lease payments associated with the leases described herein, including renewal options are as follows:

                                                         Dedicated      Other
Year Ending                                  Capital      Private     Operating
March 31:                                    Leases        Lines       Leases
-----------------                          -----------  -----------  -----------
2001                                       $  459,520   $  832,789   $  379,777
2002                                          431,657      338,549      356,478
2003                                          291,784      191,556      329,528
2004                                           65,221       90,193      323,154
2005                                           41,214          -0-      302,855
Thereafter                                        -0-          -0-        8,794
                                           -----------  -----------  -----------
Total minimum lease payments               $1,289,396   $1,453,087   $1,700,586
                                                        ===========  ===========
   Less: amount representing interest        (305,457)
Net present value of minimum
  lease payments                              983,938
                                           -----------
   Less: current portion                     (300,342)
                                           -----------
Long-term capitalized lease obligation     $  683,596
                                           ===========

8.       SUBSEQUENT EVENTS

         On January 5, 2000, the Company filed a Registration Statement on Form S-1 (Registration No. 333-94105) registering up to 13,775,061 shares of Common Stock issuable upon conversion of certain securities of the Company. The Company intends to use the proceeds, if any, for capital expenditures, working capital and general corporate purposes. The Company subsequently filed an amendment to the registration statement on May 11, 2000.

           In April 2000, the Company incorporated a wholly owned subsidiary in the Philippines known as C3.com, which has no asset value at this time. This entity will act as a point of presence for the Company's long distance operations and is expected to decrease international termination costs and to eventually initiate outbound calls from the local market.

           In May 2000, the Company reserved 3,000,000 common shares in an OMNIBUS Stock Incentive Plan for its employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The following discussion should be read in conjunction with the Company's consolidated audited financial statements and the unaudited March 31, 2000 Financial statements. Integrated Communication Networks, Inc., which was incorporated on January 16, 1997 began operations through its acquisition of its majority owned subsidiary phoneXchange, Inc. in February 1999. The Company began offering long distance services on February 28, 1999 by reselling the services of other long distance carriers. The Company offers domestic and international wholesale long distance services, including switched, private line, special access and prepaid long distance services, to other telecommunications carriers and agents and brokers of prepaid phone cards. The Company operates long distance switching centers in Los Angeles, Dallas, Mexico City and New York. For the year ended December 31, 1998 and for the period from inception on January 16, 1997 to December 31, 1997, the Company had no revenue and no material operations. The following is management's discussion and analysis of financial condition and results of operations for the three months ended March 1999 and 2000, respectively.

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

         The Company's revenues, costs and expenses have fluctuated significantly in the past and are likely to continue to fluctuate significantly in the future as a result of numerous factors. The Company's revenues in any given period can vary due to factors such as call volume fluctuations, particularly in regions with relatively high per-minute rates, the addition or loss of major customers, whether through competition, merger, consolidation or otherwise, the loss of economically beneficial routing options for the termination of the Company's traffic, financial difficulties of major customers, pricing pressure resulting from increased competition, and technical difficulties with or failures of portions of the Company's network that impact the Company's ability to provide service to or bill its customers. The Company's cost of services and operating expenses in any given period can vary due to factors such as fluctuations in rates charged by carriers to terminate the Company's traffic, the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities, changes in the Company's sales incentive plans and costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel. In addition, the Company's operating results can vary due to factors such as changes in routing due to variations in the quality of vendor transmission capability, loss of favorable routing options, the amount of, and the accounting policy for, return traffic under operating agreements, actions by domestic or foreign regulatory entities, the level, timing and pace of the Company's expansion in international markets and general domestic and international economic and political conditions. Further, a substantial portion of transmission capacity used by the Company is obtained on a variable, per minute and short term basis, subjecting the Company to the possibility of unanticipated price increases and service cancellations. Since the Company does not generally have long-term arrangements for the purchase or resale of long distance services, and since rates fluctuate significantly over short periods of time, the Company's gross margins are subject to significant short term fluctuations. The Company's gross margins also may be negatively impacted in the longer term by competitive pricing pressures.

         On January 5, 2000, the Company filed a Registration Statement on Form S-1 (Registration No. 333-94105) registering up to 13,775,061 shares of Common Stock issuable upon conversion of certain securities of the Company. The Company filed an amendment to the Registration Statement on May 11, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 2000

         REVENUE: The Company generates the majority of its revenue from the sale of wholesale long distance voice services, largely to other telecommunications carriers seeking overflow capacity, and the sale of prepaid long distance voice services to agents and brokers of prepaid phone cards. Revenue for the three months ended March 31, 2000 increased $581,103 to $623,210 from $42,107 for the three months ended March 31, 1999. This increase is due to the fact that the Company began operations in February 28, 1999. Revenues from prepaid long distance voice services represented approximately 99% and 99% of its total revenue for the three months ended March 31, 2000 and 1999. During the past several years, market prices for telecommunications services have been declining, which is a trend that the Company believes will likely continue. This decline will have a negative effect on its revenue and gross margin, which may not be offset completely by savings from decreases in its cost of services.

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

         Data communication and telecommunication expenses ended March 31, 2000 increased $1.3 million to $1.4 from $98,904 for the three months ended March 31, 1999. This increase is due to the fact that the Company began operations on February 28, 1999. In addition to incurring the costs associated with the origination, transmission and termination from other carriers, the Company has also incurred the costs associated with establishing its own transmission network and termination relationships primarily in the Latin America market. By establishing its own transmission network and termination relationships, which became operational in the fourth quarter of 1999, the Company will be able to carry a significant portion of its international long distance traffic over its own facilities, thereby reducing its costs of services by decreasing payments to other carriers for the use of their facilities. The Company is continuing to install switching and transmission equipment, which will allow the Company to increase the percentage of the long distance services the Company provides on its own network, thereby improving its margins.

         Selling, general and administrative expenses for the three months ended March 31, 2000 increased $839,752 to $1.3 million from $416,101 for the three months ended March 31, 1999. The increase in selling, general and administrative expenses is largely attributable to the significant investments in human resources and increased marketing and sales efforts associated with the continued expansion of its services. Since these investments often occur before the Company realizes significant revenue from operations, they have the effect of increasing selling, general and administrative expenses as a percentage of revenue. These investments in infrastructure and support are intended to provide the Company with the ability to continue to expand into new markets, maximize customer retention and provide for growth. In addition, the Company has hired additional personnel to facilitate the deployment of its network.

         Depreciation and amortization is primarily related to switching equipment, facilities, computer equipment and software and is expected to increase as the Company incurs substantial capital expenditures to continue the expansion of its network facilities. Depreciation and amortization also includes the amortization of goodwill related to its acquisition of phoneXchange, Inc. and certain telecommunications equipment. Depreciation and amortization expenses for the three months ended March 31, 2000 increased $318,262 to $372,881 from $54,619 for the three months ended March 31 1999. The increase in depreciation and amortization is largely attributable due to capital expenditures related to the establishment and expansion of its network operations center and support infrastructure to accommodate increased traffic volume and expanded service offerings.

         IMPAIRMENT  OF  ASSETS:   The  Company   wrote-down  certain  switching
equipment previously acquired in the amount of $ 2.5 million for the three months ended March 31, 1999 as the result of an impairment of value.

         INTEREST INCOME AND INTEREST EXPENSE: Interest expense is primarily comprised of interest paid on the Company's long-term debt and various capital leases. Interest expense increased by $231,663 to $241,057 for the three months ended March 31, 2000 from $9,394 for the three months ended March 31, 1999. This increase was attributable to the new borrowings under certain long-term notes, the proceeds of which were primarily used for working capital. Interest income is primarily composed of income earned on cash and cash equivalents. Interest income increased by $9,162 to $9,285 for the three months ended March 31, 2000 from $123 for the three months ended March 31, 1999. This increase was primarily attributable to increased interest earnings on the Company's cash.

         INCOME TAXES: The Company generated a net loss for the three months ended March 31, 2000 and 1999. Based on the Company's plans to expand through the construction and expansion of its network, customer base and product offerings, the Company expects this trend to continue. Given these circumstances and the level of taxable income expected to be generated from reversing temporary differences, the Company has established a valuation allowance for the deferred tax assets associated with these net operating losses.

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

         Net cash used by financing activities was $13,209 for the three months ended March 31, 2000 and net cash provided by financing activities was $1,643,520 for the three months ended March 31, 1999. The March 1999 amount is primarily attributable to the net proceeds from the issuance of long term notes and the sale its common and preferred stock. The March 2000 amount is attributable to debt repayments.

         Net cash used in operating activities was $1.7 million for the three months ended March 31, 2000 and $1.3 for the three months ended March 31, 1999. Cash used in operating activities for all periods resulted from net losses and increases in accounts receivable, deposits and prepaids, which were partially offset by the write-off of certain assets, increases in accounts payable and accrued liabilities.

         Net cash used in investing activities was $699,974 for the three months ended March 31, 2000 and $290,927 for the three months ended March 31, 1999. Cash used in investing activities was primarily related to purchases and sales of equipment and the purchase and sale of marketable securities.

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

         MASTER LEASE AGREEMENT WITH LUCENT TECHNOLOGIES: On July 30, 1999, phoneXchange and Lucent Technologies, Inc. InterNetworking Systems signed a Master Lease Agreement pursuant to which Lucent agreed to provide the Company $3 million in credit for leasing Lucent equipment. On February 7, 2000, Lucent amended this agreement to increase the Company's line of credit to $10 million. The Company has received equipment eligible to be financed under the Master Lease Agreement valued at approximately $4 million but has not completed type testing and acceptance of the equipment. Upon type testing and acceptance, the equipment will be placed under an operating lease with 36 monthly payments. As of March 31, 2000, the Company had no outstanding borrowings under the Master Lease Agreement. The Company is currently attempting to negotiate an increase in the total financing to $25 million. However, there is no assurance that any increase will be approved. If an increase is not approved, the Company may not be able to maintain its current and projected growth.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS



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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Aliso Viejo, state of California, on May 15, 2000.

                                         INTEGRATED COMMUNICATION NETWORKS, INC.



Date: May 15, 2000                       /S/ DAVID J. CHADWICK
                                         ---------------------------------------
                                         David J. Chadwick
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors


Date: May 15, 2000                       /S/ GARY L. KILLORAN
                                         ---------------------------------------
                                         Gary L. Killoran
                                         Secretary, Treasurer, Chief Financial
                                         Officer (principal accounting officer)
                                         and Director


Date: May 15, 2000                       /S/ PAUL E. HYDE
                                         ---------------------------------------
                                         Paul E. Hyde
                                         Vice President and Director


Date: May 15, 2000                       /S/ RUSSELL J. HENSLEY
                                         ---------------------------------------
                                         Russell J. Hensley
                                         Director

                                  EXHIBIT INDEX

27.1     Financial Data Schedule

-----------------------------