Form 10-Q
period 2000-06-30
INTEGRATED COMMUNICATION NETWORKS INC
filed 2000-08-21
CIK 1098300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2000

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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the Registrant's Common Stock outstanding as of July 31, 2000 was approximately 5,889,231 shares.

                                    TABLE OF CONTENTS                       PAGE
               ------------------------------------------------------------ ----

                              PART I-FINANCIAL INFORMATION

Item 1.        Financial Statements........................................ **
Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................. 1
Item 3.        Quantitative and Qualitative Disclosures About Market
                 Risk...................................................... 6

                                PART II-OTHER INFORMATION

Item 1.        Legal Proceedings........................................... 6


Signatures     ............................................................ 6


                              PART I-FINANCIAL INFORMATION

ITEM 1.**

Index to Financial Statements:

                                                                          PAGE
                                                                          ----
Consolidated balance sheets as of June 30, 2000 (unaudited)
and December 31, 1999                                                      F-1

Consolidated statements of operations for the three and six months
ended June 30, 2000 and 1999 (unaudited)                                   F-2

Statement of Redeemable  Convertible  Preferred Stock and
Stockholders'  Equity from inception (January 16, 1997) through
December 31, 1997, Year-ended December 31, 1998 and Consolidated
Statement of Redeemable  Convertible  Preferred Stock and
Stockholders'  Equity (Deficit) for the year ended December 31, 1999
and the six months ended June 30, 2000 (unaudited)                         F-3

Consolidated Statements of Cash Flows for the three and six months
ended June 30, 2000 and 1999 (unaudited)                                   F-4

Notes to Consolidated Financial Statements                                 F-5

             INTEGRATED COMMUNICATION NETWORKS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                     DECEMBER 31,    JUNE 30,
                                   ASSETS                1999          2000
                                                    -------------  -------------
                                                     (Unaudited)
Current assets:
   Cash                                             $  2,552,113   $    243,212
   Accounts Receivable                                         -         29,095
   Receivable from related party                         332,006        126,007
   Note Receivable                                             -        474,250
   Prepaid and other current assets                      293,032         95,281
                                                    -------------  -------------
     Total current assets                              3,177,151        967,845
                                                    -------------  -------------

Property and equipment:
   Operating equipment                                 2,825,700      2,308,350
   Equipment, furniture and software
       under capital leases                              549,685      1,305,526
   Leasehold improvements                                114,490        117,669
   Furniture, fixtures and equipment                      60,524        429,765
                                                    -------------  -------------
                                                       3,550,399      4,161,310
Less - Accumulated depreciation and amortization        (459,428)      (719,830)
                                                    -------------  -------------
                                                       3,090,971      3,441,480
                                                    -------------  -------------

   Goodwill, net                                       8,907,517      8,596,548
   Other noncurrent assets                               280,377        302,228
                                                    -------------  -------------
     Total noncurrent assets                          12,278,865     12,340,256
                                                    -------------  -------------
                                                    $ 15,456,016   $ 13,308,101
                                                    =============  =============

              LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $    823,860   $  2,170,887
   Accrued expenses                                      526,074        972,774
   Unearned revenue                                      334,130         80,069
   Long-term debt-current portion                         82,696         58,697
   Capital lease obligations-current portion             114,078        345,097
                                                    -------------  -------------
   Total current liabilities                           1,880,838      3,627,524
                                                    -------------  -------------


Long-term debt, net of current portion (Note 2)        5,034,813      5,030,089
Capital lease obligations, net of current portion        209,836        617,499
Commitments and contingencies (Note 3)                         -              -
Redeemable, convertible preferred stock:
    Series A 8%  redeemable  convertible  preferred
    stock,  $.01 par  value per share:
      Authorized - 50,000 shares
      Issued and outstanding - no shares at
          December 31, 1999 and June 30, 2000                 -               -
    Series A-1 12% redeemable convertible preferred
        stock, $.01 par value per share:
      Authorized - 7,500,000 shares at December 31,
          1999 and June 30, 2000
      Issued and outstanding-3,167,974 at December 31,
          1999 and June 30, 2000                       4,847,000      4,847,000
    Series A-1 preferred stock subscribed               (218,500)             -
Stockholders' equity:
    Common stock, $.01 par value:
      Authorized - 250,000,000 shares
      Issued and outstanding 5,867,780 and 5,889,231
          at December 31, 1999 and
          June 30, 2000, respectively                     58,677         58,892
     Common stock subscribed                            (105,750)             -
Additional paid-in capital                            22,858,958     22,925,778
Accumulated deficit                                  (18,996,555)   (23,685,380)
Treasury stock                                          (113,301)      (113,301)
                                                    -------------  -------------
    Total stockholders' equity                         3,702,029       (814,011)
                                                    -------------  -------------
                                                    $ 15,456,016   $ 13,308,101
                                                    =============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

             INTEGRATED COMMUNICATION NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                     For the three months ended         For the six months ended
                                             June 30,                           June 30,
                                     ---------------------------       ---------------------------
                                          1999          2000               1999          2000
                                     -------------  ------------       -------------  ------------
                                             (Unaudited)                        (Unaudited)

Revenues                             $    259,572   $    773,135       $    301,679   $  1,396,345

Operating expenses:
   Data communications and
     telecommunications                   364,781      1,158,348            463,685      2,550,589
   Selling, general & administrative
     expenses                             785,129      1,694,951          1,201,230      2,950,804
   Depreciation and amortization          202,423        353,344            257,042        726,225
   Write-down of impaired assets                -              -          2,554,819             -
                                     -------------  -------------      -------------  -------------
       Total operating expenses         1,352,333      3,206,643          4,476,776      6,227,618
                                     -------------  -------------      -------------  -------------
Loss from operations                   (1,092,761)    (2,433,507)        (4,175,097)    (4,831,272)
                                     -------------  -------------      -------------  -------------
Other income (expense):
   Interest income                            434              4                557          9,289
   Interest expense                       (39,598)      (272,382)           (48,992)      (513,439)
   Realized gain on sale
      of investment                             -             (0)                 -        992,329
   Gain on casualty loss, net             131,006              -            131,006              -
   Loss on sale of assets                       -             (0)                 -       (346,116)
   Write-off of assets                          -              -           (216,600)             -
   Other income (expense), net                  -         (7,286)                              385
                                     -------------  -------------      -------------  -------------
                                           91,842       (279,664)          (134,029)       142,448
                                     -------------  -------------      -------------  -------------
Net loss                             $ (1,000,919)  $ (2,713,172)      $ (4,309,126)  $ (4,688,825)
                                     =============  =============      =============  =============

Basic and diluted weighted average
    common shares outstanding           2,233,558      5,867,780          3,072,152      5,867,780
                                     =============  =============     ==============  =============
Basic and diluted net loss per
    share                            $      (0.45)  $      (0.46)      $      (1.40)  $      (0.80)
                                     =============  =============     ==============  =============

              The      accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.



                                    INTEGRATED COMMUNICATION NETWORKS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
                                                 STOCK AND STOCKHOLDERS' EQUITY
                             FROM YEAR ENDED DECEMBER 31, 1998 THROUGH YEAR ENDED DECEMBER 31, 1999
                                        AND FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Unaudited)

                                              SERIES A 8% REDEEMABLE
                                                   CONVERTIBLE                    SERIES A-1 12% REDEEMABLE
                                                 PREFERRED STOCK                 CONVERTIBLE PREFERRED STOCK
                                           ----------------------------  -------------------------------------------
                                               SHARES        AMOUNT         SHARES         AMOUNT       SUBSCRIBED
                                           -------------  -------------  -------------  -------------  -------------

Balance, December 31, 1998                            -              -              -              -              -
                                           -------------  -------------  -------------  -------------  -------------
Stock to be issued for
  assets acquired January
  1999                                                -              -              -              -              -

Stock cancelled                                       -              -              -              -              -

Stock issued for acquisition
  of PhoneXchange, Inc.                               -              -              -              -              -

Common stock issued for
  conversion of debt                                  -              -              -              -              -

Stock issued for receivable                           -              -              -              -              -

Effective options issued for services                 -              -              -              -              -

Stock issued for cash and
  receivable                                          -              -      3,267,974      5,000,000       (218,500)

Stock issued to Directors for services                -              -              -              -              -

Stock issued for services                             -              -              -              -              -

Stock issued for cash                                 -              -              -              -              -

Conversion of preferred
  stock                                               -              -       (100,000)      (153,000)             -

Purchase of common stock                              -              -              -              -              -

Stock issued for additional
  shares in phoneXchange, Inc.                        -              -              -              -              -

Net loss                                              -              -              -              -              -

                                           -------------  -------------  -------------  -------------  -------------
Balance, December 31, 1999                            -   $          -      3,167,974   $  4,847,000   $   (218,500)
                                           =============  =============  =============  =============  =============

Proceeds from subscription                            -              -              -              -        218,500

Stock issued for true-up (Note 5)                     -              -              -              -              -

Net loss                                              -              -              -              -              -

                                           -------------  -------------  -------------  -------------  -------------
Balance, June 30, 2000, (Unaudited)                   -   $          -      3,167,974   $  4,847,000   $          -
                                           =============  =============  =============  =============  =============

(CONTINUED BELOW)





                                                                                                                          TOTAL
                                             COMMON STOCK                  ADDITIONAL      RETAINED                       STOCK-
                             -------------------------------------------     PAID-IN       EARNINGS       TREASURY       HOLDERS'
                                SHARES          AMOUNT      SUBSCRIBED       CAPITAL       (DEFICIT)       STOCK          EQUITY
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31,
  1998                          5,262,206         52,620              -      8,047,480     (8,107,099)             -         (6,999)
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------
Stock to be issued for
  assets acquired                 441,600          4,416              -      2,589,984              -              -      2,594,400

Stock cancelled                (3,475,000)       (34,750)             -         34,750              -              -              -

Stock issued for acquisition
  of PhoneXchange, Inc.           921,428          9,215              -      6,440,788              -              -      6,450,003

Common stock issued for
  conversion of debt               25,296            253              -        132,550              -              -        132,803

Stock issued for receivable       141,000          1,410       (105,750)       104,340              -              -              -

Effective options issued
  for services                          -              -              -      2,250,000              -              -      2,250,000

Stock issued for cash and
  receivable                            -              -              -              -              -              -              -

Stock issued to Directors
for services                       10,500            105              -         56,164              -              -         56,269

Stock issued for services          23,500            235              -        142,528              -              -        142,763

Stock issued for cash           1,332,000         13,320              -        985,680              -              -        999,000

Conversion of preferred
  stock                         1,000,000         10,000              -        143,000              -              -        153,000

Purchase of common stock                -              -              -              -              -       (113,301)      (113,301)

Stock issued for additional
  shares in phoneXchange, Inc.    185,250          1,853              -      1,931,694              -              -      1,933,547

Net loss                                -              -              -              -    (10,889,456)             -    (10,889,456)

                             -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 1999      5,867,780   $     58,677   $   (105,750)  $ 22,858,958   $(18,996,555)  $   (113,301)  $  3,702,029
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------

Proceeds from subscription              -              -        105,750              -              -              -        105,750

Stock issued for true-up           21,451            215              -         66,820              -              -         67,035

Net loss                                -              -              -              -     (4,688,825)             -     (4,688,825)

                             -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance, June 30, 2000,
 (Unaudited)                    5,889,231   $     58,892   $          -   $ 22,925,778   $(23,685,380)  $   (113,301)  $   (814,011)
                             =============  =============  =============  =============  =============  =============  =============


                     The accompanying notes are an integral part of these consolidated financial statements


                                                                             F-3

             INTEGRATED COMMUNICATION NETWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For the three months ended        For the six months ended
                                              June 30,                            June 30,
                                     ----------------------------      ----------------------------
                                          1999           2000              1999           2000
                                     -------------  -------------      -------------  -------------
                                             (Unaudited)                        (Unaudited)

Cash Flows From Operating Activities:
  Net loss                           $ (1,000,919)  $ (2,713,172)      $ (4,309,126)  $ (4,688,825)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
  Depreciation and amortization           202,423        353,344            257,042        726,224
  Write-down of impaired assets                 -              -          2,554,819              -
  Write-off assets casualty loss           39,581              -             39,581              -
  Gain on sale of marketable security           -              -                  -       (992,329)
  Loss on sale of equipment                     -              -                  -        346,116
  Shares issued for services                    -         67,034                  -         67,034
  Decrease (increase) in assets:
    Accounts receivable                    29,585         95,695             21,456         20,133
    Notes receivable                            -        230,201                  -        198,328
    Prepaid expenses and other
      current assets                      124,633        (48,281)          (234,298)       105,216
  Increase (decrease) in liabilities:
    Accounts payable                      129,330        915,558             91,355      1,351,865
    Accrued expenses                      (12,057)       217,946             93,879        440,708
    Unearned revenue                          (66)       (70,914)            (1,170)      (254,059)
    Customer deposits                       1,000          7,500              1,000          7,500
    Other advance                               -              -           (317,802)             -
    Payable to related party              138,886              -            127,705              -
                                     -------------  -------------      -------------  -------------
     Net cash used in operating
     activities                          (347,604)      (945,089)        (1,675,559)    (2,672,089)
                                     -------------  -------------      -------------  -------------

Cash Flows From Investing Activities:
  Purchases of property and equipment    (748,534)      (309,670)        (1,039,461)      (384,644)
  Proceeds from sale of equipment               -              -                  -         50,000
  Purchase of investment in marketable
      security                                  -              -                  -     (1,000,000)
  Proceeds from sale of marketable
      security                                  -      1,200,750                  -      1,525,750
                                     -------------  -------------      -------------  -------------
    Net cash used in investing
    activities                           (748,534)       891,080         (1,039,461)       191,106
                                     -------------  -------------      -------------  -------------

Cash Flows From Financing Activities:
  Principal payments of capital lease
    obligation                             (9,814)       (30,927)           (18,920)      (123,444)
  Proceeds from issuance of
    long-term debt                        901,390              -            901,390              -
  Principal payments on long-term debt    (55,336)        (8,032)           (61,025)       (28,724)
  Proceeds from preferred stock
    subscription                          291,685        218,500          1,950,000        218,500
  Proceeds from issuance of common
    stock                                 750,000          5,750            750,000        105,750
                                     -------------  -------------      -------------  -------------
    Net cash provided by financing
      activities                        1,877,925        185,291          3,521,445        172,081
                                     -------------  -------------      -------------  -------------
Increase (decrease) in cash               781,787        131,282            806,425     (2,308,901)
                                     -------------  -------------      -------------  -------------
Cash at the beginning of the period        24,638        111,929                  -      2,552,113
                                     -------------  -------------      -------------  -------------
Cash at the end of the period        $    806,425   $    243,212       $    806,425   $    243,212
                                     =============  =============      =============  =============
Supplemental disclosure of cash flow
  information:
  Cash paid during the year for
    interest                         $      9,565   $     21,730       $     18,959   $     59,943
                                     =============  =============      =============  =============
Supplemental disclosure of noncash
  investing and financing activities:
  Equipment and software acquired
    under capital lease obligations                            -                           755,733
                                     =============  =============      =============  =============
The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                       F-4

            INTEGRATED COMMUNICATION NETWORKS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

(1) GENERAL

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, as set forth in the Company's Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the current year presentation. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

         (c)      PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Integrated Communication Networks, Inc. and its majority-owned subsidiary, phoneXchange, Inc. and its wholly owned subsidiaries Internet Call Centers, Inc. and C3.Com, Inc. All significant inter-company transactions and balances have been eliminated. Minority interest represents the minority shareholders' proportionate share of the equity or income of the Company's majority-owned subsidiary phoneXchange, Inc.

         (d) CONCENTRATION OF CUSTOMERS

         The loss of any significant customer could have a significant negative impact on our revenues from operations.

         (e)      RECLASSIFICATIONS

         Certain   reclassifications  have  been  made  to  the  1999  financial statements to conform to the June 2000 presentation.


2.       LONG-TERM DEBT

         Long-term debt consists of the following:
                                                                  June 30, 2000
(a)      7.5% note payable to a vendor. Principal and interest     -----------
are payable in monthly installments of $6,525, December 2001,
secured by related equipment.                                         $  50,761

(b)      10% note payable to the Company's landlord. Principal and
interest are payable in monthly installments of $948 through
July 2004, secured by leasehold improvements.                            38,024

(c)      In November 1999, the Company sold $5.0 million
principal amount of its 4% Convertible Debenture, and received net proceeds of $4,480,000 on December 2, 1999. The Convertible
Debenture is due on December 2, 2004.                                 5,000,000
                                                                     -----------
                                                                      5,088,785
                                                                     -----------

         Less:  Current maturities                                      (58,697)
                                                                     -----------

                                                                     $5,030,088
                                                                     ===========


         Aggregate maturities of long-term debt over the next five years is as follows:

                  Year Ending
                  June 30:                          Amount
                  -----------                     ----------

                  2001                            $   58,697
                  2002                                 8,766
                  2003                                 9,684
                  2004                             5,010,698
                  2005                                   940
                                                  ----------
                                                  $5,088,785
                                                  ==========



3.       COMMITMENTS AND CONTINGENCIES

         (a) Master Lease

     On July 30, 1999, the Company and Lucent Technologies, Inc. InterNetworking Systems signed a Master Lease Agreement pursuant to which Lucent agreed to provide the Company $3 million in credit for leasing Lucent equipment. On February 7, 2000, Lucent amended this agreement to increase the Company's line of credit to $10 million. As of June 30, 2000, the Company has received equipment eligible to be financed under the Master Lease Agreement valued at approximately $5 million but has not completed type testing and acceptance of the equipment. Upon type testing and acceptance, the equipment will be placed under operating leases. As of June 30, 2000, the Company had no outstanding borrowings under the Master Lease Agreement.

         (b)      Operating Leases

     The Company leases office space for its co-location space, dedicated private telephone lines, equipment and other items under various agreements expiring through 2005.

     Rent expense included in the unaudited consolidated statements of operations was approximately $110,302 and $77,049, for the three months ended June 30, 2000 and 1999, respectively and approximately $193,766 and $114,466, for the six months ended June 30, 2000 and 1999, respectively.

         (c)      Capital Leases

     The Company is obligated under various capital lease agreements for certain computer software, office furniture, telecommunications switching equipment and desktop workstations.


     Future minimum lease payments associated with the leases described herein, including renewal options are as follows:

                                                          Dedicated      Other
Year Ending                                  Capital       Private     Operating
June 30:                                     Leases        Lines         Leases
-----------------                          -----------  -----------  -----------
2001                                       $  518,199   $  954,784   $  516,673
2002                                          414,932      241,262      444,195
2003                                          217,452       16,662      410,695
2004                                           59,321          -0-      410,695
2005                                           29,327          -0-      308,020
Thereafter                                        -0-          -0-          -0-
                                           -----------  -----------  -----------
Total minimum lease payments               $1,239,231   $1,212,708   $2,090,278
                                                        ===========  ===========
   Less: amount representing interest        (276,843)
Net present value of minimum
  lease payments                              962,388
                                           -----------
   Less: current portion                     (356,554)
                                           -----------
Long-term capitalized lease obligation     $  605,834
                                           ===========
          (d)      Legal  Matters

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

4.       EQUITY TRANSACTION

     In June, 2000, the Company issued 21,451 shares of restricted common stock pursuant to a true-up provision related to the previous payoff of a note due by its subsidiary in the amount of $132,804.

5.       SUBSEQUENT EVENTS

     On July 28, 2000, the Company sold $210,000 principle amount of its 10% Senior Secured Notes, due November 1, 2000 to a shareholder. The principle and accrued interest are due on the earlier of (i) November 1, 2000 or (ii) receipt by the Company of net proceeds of $400,000 from the next financing completed by the Company. The note is secured by all assets of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW. The Company is an emerging multinational carrier focused primarily on the international long distance market. The Company seeks to offer highly reliable, low-cost switched voice services on a wholesale basis, primarily to U.S.-based long distance carriers. The Company provides international long distance service to various foreign countries through its flexible network comprised of various foreign termination relationships, international gateway switches, leased transport lines and resale arrangements with other long distance providers.

     The following discussion should be read in conjunction with the Company's consolidated audited financial statements and the unaudited June 30, 2000 financial statements. Integrated Communication Networks, Inc., which was incorporated on January 16, 1997 began operations through its acquisition of its majority owned subsidiary phoneXchange, Inc. in February 1999. The Company began offering long distance services on February 28, 1999 by reselling the services of other long distance carriers. The Company offers domestic and international wholesale long distance services, including switched, private line, special access and prepaid long distance services, to other telecommunications carriers and agents and brokers of prepaid phone cards. The Company operates long distance switching centers in Los Angeles, Dallas and New York. For the year ended December 31, 1998 and for the period from inception on January 16, 1997 to December 31, 1997, the Company had no revenue and no material operations. The following is management's discussion and analysis of financial condition and results of operations for the three and six months ended June 30, 1999 and 2000, respectively.

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

     Selling, general and administrative expenses consist primarily of personnel costs, depreciation and amortization, tradeshow and travel expenses and commissions and consulting fees. These expenses have been increasing over the past year, which is consistent with the Company's recent growth, expansion into Latin America, and investment in systems and facilities. The Company expects this trend to continue, and to include, among other things, a significant increase in depreciation and amortization. Management believes that additional selling, general and administrative expenses will be necessary to support the expansion of the Company's network facilities, its sales and marketing efforts and the Company's expansion into other international markets.

     Prices in the international long distance market have declined in recent years and, as competition continues to increase, the Company believes that prices are likely to continue to decline. Additionally, the Company believes that the increasing trend of deregulation of international long distance telecommunications will result in greater competition, which could adversely affect the Company's revenue per minute and gross margin. The Company believes, however, that the effect of such decreases in prices will be offset by increased calling volumes and decreased costs.
                                                                             (1)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 2000

     REVENUE: The Company generates the majority of its revenue from the sale of wholesale long distance voice services, largely to other telecommunications carriers seeking overflow capacity, and the sale of prepaid long distance voice services to agents and brokers of prepaid phone cards. Revenue for the three months ended June 30, 2000 increased $513,563 to $773,135 from $259,572 for the three months ended June 30, 1999. This increase is due to the increase in volumes of wholesale long distance voice services which the Company began operations in February 28, 1999. During the past several years, market prices for telecommunications services have been declining, which is a trend that the Company believes will likely continue. This decline will have a negative effect on its revenue and gross margin, which may not be offset completely by savings from decreases in its cost of services.

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

     Data communication and telecommunication expenses for the three months ended June 30, 2000 increased $793,567 to $1,158,348 from $364,781 for the three months ended June 30, 1999. This increase is due to the fact that in addition to incurring the costs associated with the origination, transmission and termination from other carriers, the Company has also incurred the costs associated with establishing its own transmission network and termination relationships primarily in the Latin America market. By establishing its own transmission network and termination relationships, which became operational in the fourth quarter of 1999, the Company believes it will be able to carry a significant portion of its international long distance traffic over its own facilities, thereby reducing its costs of services by decreasing payments to other carriers for the use of their facilities. The Company is continuing to install switching and transmission equipment, which will allow the Company to increase the percentage of the long distance services the Company provides on its own network, thereby improving its margins.
                                                                             (2)

     Selling, general and administrative expenses for the three months ended June 30, 2000 increased $909,822 to $1,694,951 from $785,127 for the three months ended June 30, 1999. The increase in selling, general and administrative expenses is largely attributable to the significant investments in human resources and increased marketing and sales efforts associated with the continued expansion of its services. Since these investments often occur before the Company realizes significant revenue from operations, they have the effect of increasing selling, general and administrative expenses as a percentage of revenue. These investments in infrastructure and support are intended to provide the Company with the ability to continue to expand into new markets, maximize customer retention and provide for growth. In addition, the Company has hired additional personnel to facilitate the deployment of its network.

     Depreciation and amortization is primarily related to switching equipment, facilities, computer equipment and software and is expected to increase as the Company incurs substantial capital expenditures to continue the expansion of its network facilities. Depreciation and amortization also includes the amortization of goodwill related to its acquisition of phoneXchange, Inc. and certain telecommunications equipment. Depreciation and amortization expenses for the three months ended June 30, 2000 increased $150,920 to $353,343 from $202,423 for the three months ended June 30 1999. The increase in depreciation and amortization is largely attributable due to capital expenditures related to the establishment and expansion of its network operations center and support infrastructure to accommodate increased traffic volume and expanded service offerings.

     INTEREST INCOME AND INTEREST EXPENSE: Interest expense is primarily comprised of interest incurred on the Company's long-term debt and various capital leases. Interest expense increased by $232,784 to $272,382 for the three months ended June 30, 2000 from $39,598 for the three months ended June 30, 1999. This increase was attributable to the new borrowings under certain long-term notes, the proceeds of which were primarily used for working capital. Interest income is primarily composed of income earned on cash and cash equivalents. Interest income decreased by $430 to $4 for the three months ended June 30, 2000 from $434 for the three months ended June 30, 1999. This decrease was primarily attributable to reduced interest earnings on the Company's cash.

     INCOME TAXES: The Company generated a net loss for the three months ended June 30, 2000 and 1999. Based on the Company's plans to expand through the construction and expansion of its network, customer base and product offerings, the Company expects this trend to continue. Given these circumstances and the level of taxable income expected to be generated from reversing temporary differences, the Company has established a valuation allowance for the deferred tax assets associated with these net operating losses.

SIX MONTHS ENDED JUNE 30, 1999 AND 2000

     REVENUE: The Company generates the majority of its revenue from the sale of wholesale long distance voice services, largely to other telecommunications carriers seeking overflow capacity, and the sale of prepaid long distance voice services to agents and brokers of prepaid phone cards. Revenue for the six months ended June 30, 2000 increased $1,094,666 to $1,396,345 from $301,679 for the six months ended June 30, 1999. This increase is due to an increase in volumes of wholesale long distance voice services and due to the fact that the Company began operations in February 28, 1999. During the past several years, market prices for telecommunications services have been declining, which is a trend that the Company believes will likely continue. This decline will have a negative effect on its revenue and gross margin, which may not be offset completely by savings from decreases in its cost of services.

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

     Data communication and telecommunication expenses for the six months ended June 30, 2000 increased $2,086,904 to $2,550,589 from $463,685 for the six months ended June 30, 1999. This increase is due to the fact that the Company began operations on February 28, 1999, increased costs associated with the origination, transmission and termination from other carriers due to volume increases, and costs associated with establishing its own transmission network and termination relationships primarily in the Latin America market. By establishing its own transmission network and termination relationships, which became operational in the fourth quarter of 1999, the Company expects to be able to carry a significant portion of its international long distance traffic over its own facilities, thereby reducing its costs of services by decreasing payments to other carriers for the use of their facilities. In addition, the Company is establishing its own transmission network and termination relationships in the Philippines. The Company is continuing to install switching and transmission equipment, which will allow the Company to increase the percentage of the long distance services the Company provides on its own network, thereby improving its margins.
                                                                             (3)

     Selling, general and administrative expenses for the six months ended June 30, 2000 increased $1,749,574 to $2,950,804 from $1,201,230 for the six months ended June 30, 1999. The increase in selling, general and administrative expenses is largely attributable to the significant investments in human resources and increased marketing and sales efforts associated with the continued expansion of its services. Since these investments often occur before the Company realizes significant revenue from operations, they have the effect of increasing selling, general and administrative expenses as a percentage of revenue. These investments in infrastructure and support are intended to provide the Company with the ability to continue to expand into new markets, maximize customer retention and provide for growth. In addition, the Company has hired additional personnel to facilitate the deployment of its network.

     Depreciation and amortization is primarily related to switching equipment, facilities, computer equipment and software and is expected to increase as the Company incurs substantial capital expenditures to continue the expansion of its network facilities. Depreciation and amortization also includes the amortization of goodwill related to its acquisition of phoneXchange, Inc. and certain telecommunications equipment. Depreciation and amortization expenses for the six months ended June 30, 2000 increased $469,182 to $726,224 from $257,042 for the six months ended June 30 1999. The increase in depreciation and amortization is largely attributable due to capital expenditures related to the establishment and expansion of its network operations center and support infrastructure to accommodate increased traffic volume and expanded service offerings.

     INTEREST INCOME AND INTEREST EXPENSE: Interest expense is primarily comprised of interest paid on the Company's long-term debt and various capital leases. Interest expense increased by $464,447 to $513,439 for the six months ended June 30, 2000 from $48,992 for the six months ended June 30, 1999. This increase was attributable to the new borrowings under certain long-term notes, the proceeds of which were primarily used for working capital. Interest income is primarily composed of income earned on cash and cash equivalents. Interest income increased by $8,732 to $9,289 for the six months ended June 30, 2000 from $557 for the six months ended June 30, 1999. This increase was primarily attributable to increased interest earnings on the Company's cash.

     INCOME TAXES: The Company generated a net loss for the six months ended June 30, 2000 and 1999. Based on the Company's plans to expand through the construction and expansion of its network, customer base and product offerings, the Company expects this trend to continue. Given these circumstances and the level of taxable income expected to be generated from reversing temporary differences, the Company has established a valuation allowance for the deferred tax assets associated with these net operating losses.

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

     As of June 30, 2000, the Company had cash of $243,212, note receiveable of $474,250 and a working captial deficit of $2,659,679.

     Net cash provided by financing activities was $172,081 for the six months ended June 30, 2000 and net cash provided by financing activities was $3,521,445 for the six months ended June 30, 1999. The June 1999 amount is primarily attributable to the net proceeds from the issuance of long term notes and the sale of its common and preferred stock. The June 2000 amount is attributable to proceeds from preferred and common stock subscriptions.

     Net cash used in operating activities was $2,672,089 for the six months ended June 30, 2000 and $1,675,559 for the six months ended June 30, 1999. Cash used in operating activities for all periods resulted from net losses and increases in accounts receivable, deposits and prepaids, which were partially offset by the write-off of certain assets, increases in accounts payable and accrued liabilities.

     Net cash provided by investing activities was $191,106 for the six months ended June 30, 2000 and net cash used in investing activities was $1,039,461 for the six months ended June 30, 1999. Cash provided by investing activities for the six months ended June 30, 2000 was primarily attributable to proceeds from the sale of marketable securities net of the purchase price. Cash used in investing activities was primarily related to purchases of equipment.
                                                                             (4)

     On July 28, 2000, the Company sold $210,000 principle amount of its 10% Senior Secured Notes, due November 1, 2000 to a shareholder. The principle and accrued interest are due on the earlier of (i) November 1, 2000 or (ii) receipt by the Company of net proceeds of $400,000 from the next financing completed by the Company. The note is secured by all assets of the Company.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 33, Accounting for Derivative Instruments and Hedging Activities, which stablishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, SFAS No. 133 was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133. As a result of this amendment, SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In accordance with SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

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

     INFLATION: The Company does not believe inflation has had a significant impact on its operations.
                                                                             (5)

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

                            PART II OTHER INFORMATION

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




                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Aliso Viejo, state of California, on August 21, 2000.

                                         INTEGRATED COMMUNICATION NETWORKS, INC.



Date: August 21, 2000                    /S/ DAVID J. CHADWICK
                                         ---------------------------------------
                                         David J. Chadwick
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors


Date: August 21, 2000                    /S/ GARY L. KILLORAN
                                         ---------------------------------------
                                         Gary L. Killoran
                                         Secretary, Treasurer, Chief Financial
                                         Officer (principal accounting officer)
                                         and Director


Date: August 21, 2000                    /S/ PAUL E. HYDE
                                         ---------------------------------------
                                         Paul E. Hyde
                                         Director


                                                                             (6)

                                  EXHIBIT INDEX

27.1     Financial Data Schedule

-----------------------------