Form 10-Q
period 2000-09-30
INTEGRATED COMMUNICATION NETWORKS INC
filed 2000-11-20
CIK 1098300

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2000

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

                                 (949) 460-6291
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares of the Registrant's Common Stock outstanding as of October 31, 2000 was approximately 5,889,231 shares.

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


                              PART I-FINANCIAL INFORMATION

ITEM 1.**

Index to Financial Statements:

                                                                          PAGE
                                                                          ----
Consolidated balance sheets as of September 30, 2000 (unaudited)
and December 31, 1999                                                     F-1

Consolidated statements of operations for the three and nine months
ended September 30, 2000 and 1999 (unaudited)                             F-2

Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity from inception (January 16, 1997) through December 31, 1997, Year-ended December 31, 1998 and Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the year ended December 31, 1999 and the
nine months ended September 30, 2000 (unaudited)                          F-3

Consolidated Statements of Cash Flows for the three and nine months
ended September 30, 2000 and 1999 (unaudited)                             F-4

Notes to Consolidated Financial Statements                                F-5

             INTEGRATED COMMUNICATION NETWORKS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31,  SEPTEMBER 30,
                                   ASSETS                1999          2000
                                                    -------------  -------------
                                                                    (Unaudited)
Current assets:
   Cash                                             $  2,552,113   $      9,915
   Accounts Receivable                                         -         77,115
   Receivable from related party (Note 2)                332,006        184,347
   Note Receivable                                             -        349,250
   Prepaid and other current assets                      293,032         86,230
                                                    -------------  -------------
     Total current assets                              3,177,151        706,857
                                                    -------------  -------------

Property and equipment:
   Operating equipment                                 2,825,700      2,149,552
   Equipment, furniture and software
       under capital leases                              549,685      1,208,651
   Leasehold improvements                                114,490        207,956
   Furniture, fixtures and equipment                      60,524        424,600
                                                    -------------  -------------
                                                       3,550,399      3,990,759
Less - Accumulated depreciation and amortization        (459,428)      (883,482)
                                                    -------------  -------------
                                                       3,090,971      3,107,277
                                                    -------------  -------------

   Goodwill, net                                       8,907,517      8,441,062
   Other noncurrent assets                               280,377        148,384
                                                    -------------  -------------
     Total noncurrent assets                          12,278,865     11,696,723
                                                    -------------  -------------
                                                    $ 15,456,016   $ 12,403,580
                                                    =============  =============

              LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                        AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                 $    823,860   $  4,456,026
   Accrued expenses                                      526,074        752,047
   Unearned revenue                                      334,130         80,539
   Note payable to shareholder (Note 3)                        -        210,000
   Long-term debt-current portion                         82,696         60,724
   Capital lease obligations-current portion             114,078        417,347
                                                    -------------  -------------
   Total current liabilities                           1,880,838      5,976,683
                                                    -------------  -------------


Long-term debt, net of current portion (Note 4)        5,034,813      5,028,688
Capital lease obligations, net of current portion        209,836        530,134
Commitments and contingencies (Note 7)                         -              -
Redeemable, convertible preferred stock:
    Series A 8%  redeemable  convertible  preferred
    stock,  $.01 par  value per share:
      Authorized - 50,000 shares
      Issued and outstanding - no shares at
          December 31, 1999 and September 30, 2000             -              -
    Series A-1 12% redeemable convertible preferred
        stock, $.01 par value per share:
      Authorized - 7,500,000 shares at December 31,
          1999 and September 30, 2000
      Issued and outstanding-3,167,974 at December 31,
          1999 and September 30, 2000                   4,847,000     4,847,000
    Series A-1 preferred stock subscribed                (218,500)            -
Stockholders' equity (deficit):
    Common stock, $.01 par value:
      Authorized - 250,000,000 shares
      Issued and outstanding 5,867,780 and 5,889,231
          at December 31, 1999 and
          September 30, 2000, respectively                58,677         58,892
     Common stock subscribed                            (105,750)             -
Additional paid-in capital                            22,858,958     22,925,778
Accumulated deficit                                  (18,996,555)   (26,850,294)
Treasury stock                                          (113,301)      (113,301)
                                                    -------------  -------------
    Total stockholders' equity (deficit)               3,702,029     (3,978,925)
                                                    -------------  -------------
                                                    $ 15,456,016   $ 12,403,580
                                                    =============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements


             INTEGRATED COMMUNICATION NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the three months ended        For the nine months ended
                                          September 30,                       September 30,
                                     ---------------------------       ---------------------------
                                          1999          2000                1999          2000
                                     -------------  ------------       -------------  ------------
                                                     (Unaudited)                       (Unaudited)

Revenues                             $    323,153   $  1,312,428       $    624,832   $  2,708,773

Operating expenses:
   Data communications and
     telecommunications                   842,209      2,306,157          1,305,894      4,856,746
   Selling, general & administrative
     expenses                           3,062,903      1,510,079          4,264,133      4,460,882
   Depreciation and amortization          226,648        372,953            483,690      1,099,177
   Write-down of impaired assets                -              -          2,554,819              -
                                     -------------  -------------      -------------  -------------
       Total operating expenses         4,131,760      4,189,189          8,608,536     10,416,805
                                     -------------  -------------      -------------  -------------
Loss from operations                   (3,808,607)    (2,876,761)        (7,983,704)    (7,708,032)
                                     -------------  -------------      -------------  -------------
Other income (expense):
   Interest income                              0             69                557          9,358
   Interest expense                       (89,451)      (196,552)          (138,443)      (709,991)
   Realized gain on sale
      of investment                             -              -                  -        992,329
   Gain on casualty loss, net               6,622              -            137,628              -
   Loss on sale of assets                       -              -                  -       (346,116)
   Write-off of assets                          0              -           (216,600)             -
   Minority interest in losses
      of subsidiary                       570,295              -            570,295              -
   Other income (expense), net                  -        (91,670)                 -        (91,287)
                                     -------------  -------------      -------------  -------------
                                          487,466       (288,153)           353,437       (145,707)
                                     -------------  -------------      -------------  -------------
Net loss                             $ (3,321,141)  $ (3,164,914)      $ (7,630,267)  $ (7,853,739)
                                     =============  =============      =============  =============

Basic and diluted weighted average
    common shares outstanding           2,463,975      5,889,231          2,867,199      5,876,079
                                     =============  =============      =============  =============
Basic and diluted net loss per
    share                            $      (1.35)  $      (0.54)      $      (2.66)  $      (1.34)
                                     =============  =============      =============  =============

              The      accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

                                       F-2


                                    INTEGRATED COMMUNICATION NETWORKS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
                                                 STOCK AND STOCKHOLDERS' EQUITY
                             FROM YEAR ENDED DECEMBER 31, 1998 THROUGH YEAR ENDED DECEMBER 31, 1999
                                        AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited)

                                              SERIES A 8% REDEEMABLE
                                                   CONVERTIBLE                    SERIES A-1 12% REDEEMABLE
                                                 PREFERRED STOCK                 CONVERTIBLE PREFERRED STOCK
                                           ----------------------------  -------------------------------------------
                                               SHARES        AMOUNT         SHARES         AMOUNT       SUBSCRIBED
                                           -------------  -------------  -------------  -------------  -------------

Balance, December 31, 1998                            -              -              -              -              -
                                           -------------  -------------  -------------  -------------  -------------
Stock to be issued for
  assets acquired January
  1999                                                -              -              -              -              -

Stock cancelled                                       -              -              -              -              -

Stock issued for acquisition
  of PhoneXchange, Inc.                               -              -              -              -              -

Common stock issued for
  conversion of debt                                  -              -              -              -              -

Stock issued for receivable                           -              -              -              -              -

Effective options issued for services                 -              -              -              -              -

Stock issued for cash and
  receivable                                          -              -      3,267,974      5,000,000       (218,500)

Stock issued to Directors for services                -              -              -              -              -

Stock issued for services                             -              -              -              -              -

Stock issued for cash                                 -              -              -              -              -

Conversion of preferred
  stock                                               -              -       (100,000)      (153,000)             -

Purchase of common stock                              -              -              -              -              -

Stock issued for additional
  shares in phoneXchange, Inc.                        -              -              -              -              -

Net loss                                              -              -              -              -              -

                                           -------------  -------------  -------------  -------------  -------------
Balance, December 31, 1999                            -   $          -      3,167,974   $  4,847,000   $   (218,500)
                                           =============  =============  =============  =============  =============

Proceeds from subscription                            -              -              -              -        218,500

Stock issued for true-up                              -              -              -              -              -

Net loss                                              -              -              -              -              -

                                           -------------  -------------  -------------  -------------  -------------
Balance, September 30, 2000, (Unaudited)              -   $          -      3,167,974   $  4,847,000   $          -
                                           =============  =============  =============  =============  =============

(CONTINUED BELOW)





                                                                                                                          TOTAL
                                             COMMON STOCK                  ADDITIONAL      RETAINED                       STOCK-
                             -------------------------------------------     PAID-IN       EARNINGS       TREASURY       HOLDERS'
                                SHARES          AMOUNT      SUBSCRIBED       CAPITAL       (DEFICIT)       STOCK          EQUITY
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31,
  1998                          5,262,206         52,620              -      8,047,480     (8,107,099)             -         (6,999)
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------
Stock to be issued for
  assets acquired                 441,600          4,416              -      2,589,984              -              -      2,594,400

Stock cancelled                (3,475,000)       (34,750)             -         34,750              -              -              -

Stock issued for acquisition
  of PhoneXchange, Inc.           921,428          9,215              -      6,440,788              -              -      6,450,003

Common stock issued for
  conversion of debt               25,296            253              -        132,550              -              -        132,803

Stock issued for receivable       141,000          1,410       (105,750)       104,340              -              -              -

Effective options issued
  for services                          -              -              -      2,250,000              -              -      2,250,000

Stock issued for cash and
  receivable                            -              -              -              -              -              -              -

Stock issued to Directors
for services                       10,500            105              -         56,164              -              -         56,269

Stock issued for services          23,500            235              -        142,528              -              -        142,763

Stock issued for cash           1,332,000         13,320              -        985,680              -              -        999,000

Conversion of preferred
  stock                         1,000,000         10,000              -        143,000              -              -        153,000

Purchase of common stock                -              -              -              -              -       (113,301)      (113,301)

Stock issued for additional
  shares in phoneXchange, Inc.    185,250          1,853              -      1,931,694              -              -      1,933,547

Net loss                                -              -              -              -    (10,889,456)             -    (10,889,456)

                             -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 1999      5,867,780   $     58,677   $   (105,750)  $ 22,858,958   $(18,996,555)  $   (113,301)  $  3,702,029
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------

Proceeds from subscription              -              -        105,750              -              -              -        105,750

Stock issued for true-up           21,451            215              -         66,820              -              -         67,035

Net loss                                -              -              -              -     (7,853,739)             -     (7,853,739)

                             -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance, September 30, 2000,
 (Unaudited)                    5,889,231   $     58,892   $          -   $ 22,925,778   $(26,850,294)  $   (113,301)  $ (3,978,925)
                             =============  =============  =============  =============  =============  =============  =============
                The accompanying notes are an integral part of these consolidated financial statements


                                       INTEGRATED COMMUNICATION NETWORKS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For the three months ended        For the nine months ended
                                            September 30,                      September 30,
                                     ----------------------------      ----------------------------
                                          1999           2000               1999           2000
                                     -------------  -------------      -------------  -------------
                                                      (Unaudited)                      (Unaudited)
Cash Flows From Operating Activities:
  Net loss                           $ (3,321,141)  $ (3,164,914)      $ (7,630,267)  $ (7,853,739)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
  Depreciation and amortization           226,648        372,953            483,690      1,099,177
  Write-down of impaired assets                 -              -          2,554,819              -
  Write-off assets casualty loss                -              -             39,581              -
  Write-off assets legal settlement             -        117,632                  -        117,632
  Gain on sale of marketable security           -              -                  -       (992,329)
  Loss on sale of equipment                     -              -                  -        346,116
  Compensation expense related to
    stock option grant                  2,250,000              -          2,250,000              -
  Minority interest                      (570,296)             -           (570,296)             -
  Shares issued for services                7,456              -              7,456         67,034
  Decrease (increase) in assets:
    Accounts receivable                     3,778        (47,495)            25,234        (27,362)
    Notes receivable                      (21,319)       174,858            (21,319)       373,186
    Prepaid expenses and other
      assets                             (484,731)        73,343           (719,029)       178,561
  Increase (decrease) in liabilities:
    Accounts payable                      311,215      2,118,304            402,570      3,470,169
    Accrued expenses                       58,679        (59,014)           152,558        381,693
    Unearned revenue                      247,153         (7,030)           245,983       (261,091)
    Customer deposits                      20,000              -             21,000          7,500
    Other advance                               -              -           (317,802)             -
    Payable to related party             (336,001)             -           (208,296)             -
                                     -------------  -------------      -------------  -------------
     Net cash used in operating
     activities                        (1,608,559)      (421,363)        (3,284,118)    (3,093,453)
                                     -------------  -------------      -------------  -------------

Cash Flows From Investing Activities:
  Purchases of property and equipment     (72,692)             -         (1,112,153)      (384,643)
  Proceeds from sale of equipment               -              -                  -         50,000
  Purchase of investment in marketable
      security                                  -              -                  -     (1,000,000)
  Proceeds from sale of marketable
      security                                  -              -                  -      1,525,750
                                     -------------  -------------      -------------  -------------
    Net (cash used in) provided by
    investing activities                  (72,692)             -         (1,112,153)       191,107
                                     -------------  -------------      -------------  -------------

Cash Flows From Financing Activities:
  Proceeds from issuance of
    short-term debt                       331,965        210,000            331,965        210,000
  Principal payments of capital lease
    obligation                            (12,215)       (15,116)           (31,135)      (138,560)
  Proceeds from issuance of
    long-term debt                        671,790              -          1,573,180              -
  Principal payments on long-term debt    (18,184)        (6,818)           (79,209)       (35,542)
  Proceeds from preferred stock
    subscription                                -              -          1,950,000        218,500
  Proceeds from issuance of common
    stock                                       -              -            750,000        105,750
                                     -------------  -------------      -------------  -------------
    Net cash provided by financing
      activities                          973,356        188,066          4,494,801        360,148
                                     -------------  -------------      -------------  -------------
Increase (decrease) in cash              (707,895)      (233,297)            98,530     (2,542,198)
                                     -------------  -------------      -------------  -------------
Cash at the beginning of the period       806,425        243,212                  -      2,552,113
                                     -------------  -------------      -------------  -------------
Cash at the end of the period        $     98,530   $      9,915       $     98,530   $      9,915
                                     =============  =============      =============  =============
Supplemental disclosure of cash flow
  information:
  Cash paid during the year for
    interest                         $          -   $          -       $     18,959   $     38,213
                                     =============  =============      =============  =============
Supplemental disclosure of noncash
  investing and financing activities:
  Equipment and software acquired
    under capital lease obligations             -              -                  -        755,733
                                     =============  =============      =============  =============
The  accompanying  notes are an integral  part of these  consolidated  financial statements.
                                       F-4

            INTEGRATED COMMUNICATION NETWORKS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

(1) GENERAL

The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. The Company's auditors' interim review of this quarterly report and the quarterly report for the six and three months ended June 30, 2000 have not been completed as required by Rule 10-01(d) of Regulation S-X. The Company intends to have the reviews completed as soon as practicable upon the receipt of additional financing. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, stockholders' equity and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, as set forth in the Company's Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the current year presentation. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         (a)      FORMATION AND DESCRIPTION OF BUSINESS

         The Company began operation in February 1999 through the Company's acquisition of phoneXchange, Inc. phoneXchange is a facilities-based wholesale carrier that provides switched voice and data services, primarily to U.S.-based carriers. phoneXchange provides domestic and international long distance service through foreign interconnection agreements, international gateway switches, leased and owned transport facilities and resale arrangements with other long distance providers.

         (b)      GOING CONCERN

     The Company has been engaged in the identification, development, deployment and operation of domestic and international long distance telephone network facilities for the purpose of providing domestic and international long distance telephone service. The Company has incurred substantial losses to date and needs to obtain additional funding sufficient to operate its long-distance network facilities and ultimately, achieve a sufficient level of sales and profitability to support its current and ongoing operations. Management is currently attempting to obtain financing. However, no assurance can be provided that management will be able to obtain financing on terms acceptable to the Company, or at all. If the financing is not obtained by December 1, 2000, the Company will be unable to continue its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

         (e)      RECLASSIFICATIONS

         Certain   reclassifications  have  been  made  to  the  1999  financial statements to conform to the September 2000 presentation.

2.      RELATED PARTY TRANSACTIONS

     David Chadwick and Gary Killoran are executive officers of the Company and part owners of C/Net: Solutions, Inc., a private company formed on November 1, 1997. From January 1, 2000 through September 30, 2000, the Company advanced $325,000 to C/Net under an Advance Agreement without interest and payable on demand at any time. On July 1, 2000, the parties entered into an Asset Purchase Agreement pursuant to which the Company agreed to accept certain furniture, fixtures and office equipment in partial satisfaction of the outstanding debt in the amount of $90,795. Beginning in July 2000, C/Net's subsidiary, Leading Edge Broadband Services, Inc. began providing telecommunication services and outsourced technical and administrative support services to the Company. As of September 30, 2000, the Company had a receivable in the amount of $184,347. As of November 20, 2000, no amounts were due under the Advance Agreement.


3.      SENIOR SECURED NOTE

     On July 28, 2000, the Company sold $210,000 principal amount of its 10% Senior Secured Notes, due November 1, 2000 to a shareholder. The principal and accrued interest are due on the earlier of (i) November 1, 2000 or (ii) receipt by the Company of net proceeds of $400,000 from the next financing completed by the Company. The note is secured by certain assets of the Company. As of September 30, 2000, the principal amount due under the note was $210,000. The Company is currently in default upon its 10% Senior Secured Notes, due November 1, 2000.The Company's shareholder has not provided notice of default. The Company is not able to repay the note a this time.

4.       LONG-TERM DEBT

         Long-term debt consists of the following:
                                                                   September 30,
                                                                       2000
(a)      7.5% note payable to a vendor. Principal and interest      -----------
are payable in monthly installments of $6,525, December 2001,
secured by related equipment.                                         $  50,761

(b)      10% note payable to the Company's landlord. Principal and
interest are payable in monthly installments of $948 through
July 2004, secured by leasehold improvements.                            38,651

(c)      In November 1999, the Company sold $5.0 million
principal amount of its 4% Convertible Debenture, and received net proceeds of $4,480,000 on December 2, 1999. The Convertible
Debenture is due on December 2, 2004.                                 5,000,000
                                                                     -----------
                                                                       5,089,412
                                                                     -----------

         Less:  Current maturities                                      (60,724)
                                                                     -----------

                                                                      $5,028,688
                                                                     ===========

         Aggregate maturities of long-term debt over the next five years is as follows:

                  Year Ending
                 September 30:                      Amount
                  -----------                     ----------

                  2001                            $   60,724
                  2002                                 8,987
                  2003                                 9,928
                  2004                             5,009,773
                  2005                                     -
                                                  ----------
                                                  $5,089,412
                                                  ==========

5.       COMMITMENTS AND CONTINGENCIES

         (a) Master Lease

         On July 30, 1999, the Company and Lucent Technologies, Inc. InterNetworking Systems signed a Master Lease Agreement pursuant to which Lucent agreed to provide the Company $3 million in credit for leasing Lucent equipment. On February 7, 2000, Lucent amended this agreement to increase the Company's line of credit to $10 million. As of September 30, 2000, the Company has received equipment eligible to be financed under the Master Lease Agreement valued at approximately $4 million but has not completed type testing and acceptance of the equipment. Upon type testing and acceptance, the equipment will be placed under operating leases. As of September 30, 2000, the Company had no outstanding borrowings under the Master Lease Agreement.

         (b)      Operating Leases

         The Company leases office space for its co-location space, dedicated private telephone lines, equipment and other items under various agreements expiring through 2005.

         Rent expense included in the unaudited consolidated statements of operations was approximately $73,622 and $111,883 for the three months ended September 30, 1999 and 2000, respectively and approximately $188,088 and $305,650 for the nine months ended September 30, 1999 and 2000, respectively.

        The Company is currently in default on the lease for its corporate headquarters and has entered into a stipulated judgment which allows the Company to retain occupancy until December 1, 2000 at which time $74,485 is due to the landlord as payment for a portion of the past due amount and monthly payments of $75,202 are due thereafter starting on January 1, 2001 until the remaining past due balance has been paid and monthly payments of $19,720 are then due thereafter. The Company is currently unable to pay the $74,485 and expects to be ordered to vacate the premises on or about December 5, 2000.


        (c)      Capital Leases

     The Company is obligated under various capital lease agreements for certain computer software, office furniture, telecommunications switching equipment and desktop workstations. The Comapny has received notices of default on certain of its capital leases.

         Future minimum lease payments associated with the leases described herein, including renewal options are as follows:

                                                         Dedicated     Other
Year Ending                                  Capital      Private     Operating
September 30:                                 Leases       Lines       Leases
-----------------                          -----------  -----------  -----------
2001                                       $  627,915   $  954,784   $  516,673
2002                                          364,272      257,925      444,195
2003                                          147,868          -0-      410,695
2004                                           53,421          -0-      410,695
2005                                           19,501          -0-      308,021
Thereafter                                        -0-          -0-          -0-
                                           -----------  -----------  -----------
Total minimum lease payments               $1,212,977   $1,212,708   $2,090,278
                                                        ===========  ===========
   Less: amount representing interest        (265,497)
Net present value of minimum
  lease payments                              947,480
                                           -----------
   Less: current portion                     (417,347)
                                           -----------
Long-term capitalized lease obligation     $  530,134
                                           ===========
          (d)      Legal  Matters

         On August 30, 1999, J&W Ventures, Inc. filed a claim against the Company in the Superior Court of Los Angeles County, alleging that the Company is in breach of a contract to purchase telecommunications equipment. The plaintiff is seeking performance of the contract plus damages. The Company has filed a cross-complaint seeking rescission and damages, asserting that J&W Ventures, Inc. breached certain representations and warranties. The Company intends to vigorously contest the litigation and to pursue its own remedies fully. While no assurance can be given regarding the outcome of this matter, the Company believes that the Company has strong and meritorious defenses to the claims asserted. However, a determination that the Company breached its contract with J&W Ventures, Inc. would have a material adverse effect on its business, operating results and financial condition.

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

6.      SUBSEQUENT  EVENTS

     On October 12, 2000, the Company entered into a Subscription Agreement with Hitech Resource Corporation for the issuance of 14 million shares of the Company's restricted $.001 par value common stock at a per share price of $.50 for gross proceeds of $7.0 million. The agreement calls for placement fees of $280,000 in cash and 560,000 shares of the Company's restricted $.001 par value common stock for net proceeds to the Company of $6,720,000. Closing is expected to occur by November 30, 2000. The failure to obtain such capital by December 1, 2000 would have a material adverse effect on the Company's business and its ability to continue as a going concern.

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

         The following discussion should be read in conjunction with the Company's consolidated audited financial statements and the unaudited September 30, 2000 Financial statements. Integrated Communication Networks, Inc., which was incorporated on January 16, 1997 began operations through its acquisition of its majority owned subsidiary phoneXchange, Inc. in February 1999. The Company began offering long distance services on February 28, 1999 by reselling the services of other long distance carriers. The Company offers domestic and international wholesale long distance services, including switched, private line, special access and prepaid long distance services, to other telecommunications carriers and agents and brokers of prepaid phone cards. The Company operates long distance switching centers in Los Angeles, Dallas, Mexico City and New York. For the year ended December 31, 1998 and for the period from inception on January 16, 1997 to December 31, 1997, the Company had no revenue and no material operations. The following is management's discussion and analysis of financial condition and results of operations for the three and nine months ended September 30, 1999 and 2000, respectively.

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

         OPERATING EXPENSES. The Company's primary operating expenses include data communications and telecommunications expenses and selling, general and administrative expenses. The Company has pursued a strategy of attracting customers and building calling volume and revenue by offering favorable rates compared to other long distance providers. The Company attempts to lower its data communications and telecommunications expenses by (i) expanding the Company's owned network facilities, (ii)continuing to utilize the Company's sophisticated information systems to route calls over the most cost-effective routes and (iii) leveraging the Company's traffic volumes and information systems to negotiate lower variable usage-based costs with domestic and foreign interexchange carriers which have interconnection agreements with local exchange carriers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

     REVENUE: The Company generates the majority of its revenue from the sale of wholesale long distance voice services, largely to other telecommunications carriers seeking overflow capacity, and the sale of prepaid long distance voice services to agents and brokers of prepaid phone cards. Revenue for the three months ended September 30, 2000 increased $989,276 to $1.3 million from $323,153 for the three months ended September 30, 1999. This increase is due to an increase in customer traffic. During the past several years, market prices for telecommunications services have been declining, which is a trend that the Company believes will likely continue. This decline will have a negative effect on its revenue and gross margin, which may not be offset completely by savings from decreases in its cost of services.

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

         Data communication and telecommunication expenses for the three months ended September 30, 2000 increased $1.5 million to $2.3 million from $842,209 for the three months ended September 30, 1999. The primary increase is due to the increased termination costs directly related to the increase in customer traffic. In addition to incurring the costs associated with the origination, transmission and termination from other carriers, the Company has also incurred the costs associated with establishing its own transmission network and termination relationships in the Latin America and Philippine markets. By establishing its own transmission network and termination relationships, the Company expects to be able to carry a significant portion of its international long distance traffic over its own facilities, thereby reducing its costs of services by decreasing payments to other carriers for the use of their facilities. The Company has ceased operations of its facilities located in Dallas and Laredo, Texas, New York, New York, Mexico City and Manila, Philippines and continues to operate its facility in Los Angeles, California. The Company has relocated a portion of the equipment at these locations to its facility in Los Angeles. The Company intends to re-deploy the equipment to these facilities subject to receipt of additional financing.

         Selling, general and administrative expenses for the three months ended September 30, 2000 decreased $1.5 million to $1.5 million from $3.0 million for the three months ended September 30, 1999. The decrease in selling, general and administrative expenses is largely attributable to reduced investments in human resources and reduced marketing and sales efforts associated with the Company's scale back of operations and lay off of the majority of its employees.

         Depreciation and amortization is primarily related to switching equipment, facilities, computer equipment and software and is expected to increase as the Company incurs substantial capital expenditures to continue the expansion of its network facilities. Depreciation and amortization also includes the amortization of goodwill related to its acquisition of phoneXchange, Inc. and certain telecommunications equipment. Depreciation and amortization expenses for the three months ended September 30, 2000 increased $146,305 to $372,953 from $226,648 for the three months ended September 30 1999. The increase in depreciation and amortization is largely attributable to capital expenditures related to the establishment and expansion of its network operations center and support infrastructure to accommodate increased traffic volume and expanded service offerings.

         INTEREST INCOME AND INTEREST EXPENSE: Interest expense is primarily comprised of interest paid on the Company's long-term debt and various capital leases. Interest expense increased by $107,100 to $196,552 for the three months ended September 30, 2000 from $89,451 for the three months ended September 30, 1999. This increase was attributable to the new borrowings under certain long-term notes, the proceeds of which were primarily used for working capital. Interest income is primarily composed of income earned on cash and cash equivalents. Interest income increased by $69 to $69 for the three months ended September 30, 2000 from $-0- for the three months ended September 30, 1999. This increase was primarily attributable to increased interest earnings on the Company's cash.

         INCOME TAXES: The Company generated a net loss for the three months ended September 30, 2000 and 1999. Based on the Company's plans to expand through the construction and expansion of its network, customer base and product offerings, the Company expects this trend to continue. Given these circumstances and the level of taxable income expected to be generated from reversing temporary differences, the Company has established a valuation allowance for the deferred tax assets associated with these net operating losses.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

     REVENUE: The Company generates the majority of its revenue from the sale of wholesale long distance voice services, largely to other telecommunications carriers seeking overflow capacity, and the sale of prepaid long distance voice services to agents and brokers of prepaid phone cards. Revenue for the nine months ended September 30, 2000 increased $2.1 million to $2.7 million from $624,832 for the nine months ended September 30, 1999. This increase is due to an increase in customer traffic. During the past several years, market prices for telecommunications services have been declining, which is a trend that the Company believes will likely continue. This decline will have a negative effect on its revenue and gross margin, which may not be offset completely by savings from decreases in its cost of services.

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

         Data communication and telecommunication expenses for the nine months ended September 30, 2000 increased $1.5 million to $4.8 million from $1.3 million for the nine months ended September 30, 1999. The primary increase is due to the increased termination costs directly related to the increase in customer traffic In addition to incurring the costs associated with the origination, transmission and termination from other carriers, the Company has also incurred the costs associated with establishing its own transmission network and termination relationships in the Latin America and Philippine markets. The Company has ceased operations of its facilities located in Dallas and Laredo, Texas, New York, New York, Mexico City and Manila, Philippines and continues to operate its facility in Los Angeles, California. The Company has relocated a portion of the equipment at these locations to its facility in Los Angeles. The Company intends to re-deploy the equipment to these facilities subject to receipt of additional financing.

         Selling, general and administrative expenses for the nine months ended September 30, 2000 increased $196,749 to $4.5 million from $4.3 million for the nine months ended September 30, 1999. The increase in selling, general and administrative expenses is largely attributable to the significant investments in human resources and increased marketing and sales efforts associated with the continued expansion of its services for the first half of the year 2000. Since these investments often occur before the Company realizes significant revenue from operations, they have the effect of increasing selling, general and administrative expenses as a percentage of revenue. This has been offset by the decrease in selling, general and administrative expenses as a result of the Company's scale back of operations and lay off of the majority of its employees.


         Depreciation and amortization is primarily related to switching equipment, facilities, computer equipment and software and is expected to increase as the Company incurs substantial capital expenditures to continue the expansion of its network facilities. Depreciation and amortization also includes the amortization of goodwill related to its acquisition of phoneXchange, Inc. and certain telecommunications equipment. Depreciation and amortization expenses for the nine months ended September 30, 2000 increased $615,487 to $1.1 million from $483,690 for the nine months ended September 30 1999. The increase in depreciation and amortization is largely attributable due to capital expenditures related to the establishment and expansion of its network operations center and support infrastructure to accommodate increased traffic volume and expanded service offerings.

         IMPAIRMENT  OF  ASSETS:   The  Company   wrote-down  certain  switching
equipment previously acquired in the amount of $ 2.5 million in February 1999 as the result of an impairment of value.

         INTEREST INCOME AND INTEREST EXPENSE: Interest expense is primarily comprised of interest paid on the Company's long-term debt and various capital leases. Interest expense increased by $571,547 to $709.991 for the nine months ended September 30, 2000 from $138,443 for the nine months ended September 30, 1999. This increase was attributable to the new borrowings under certain long-term notes, the proceeds of which were primarily used for working capital. Interest income is primarily composed of income earned on cash and cash equivalents. Interest income increased by $8,801 to $9,358 for the nine months ended September 30, 2000 from $557 for the nine months ended September 30, 1999. This increase was primarily attributable to increased interest earnings on the Company's cash.

         INCOME TAXES: The Company generated a net loss for the nine months ended September 30, 2000 and 1999. Based on the Company's plans to expand through the construction and expansion of its network, customer base and product offerings, the Company expects this trend to continue. Given these circumstances and the level of taxable income expected to be generated from reversing temporary differences, the Company has established a valuation allowance for the deferred tax assets associated with these net operating losses.

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

     Cash from operations has not been sufficient to maintain the operation of the Company's entire network. The Company has terminated certain contracts with other telecommunication providers for domestic and international long haul circuits used in its network. As a result, the Company has reduced the monthly recurring cost of offering its services. The Company has focused on reselling domestic and international long distance services purchased from other providers.

     The Company has a working capital deficiency of $(5,269,827) as of September 30, 2000. The Company frequently has been unable to make timely payments to its trade creditors and telecommunication carriers. As of December 31, 1999, the Company had past due trade payables in the amount of $114,979 and $1,433,051, respectively. Deferred payment terms have been negotiated with many trade vendors, however, the majority of trade vendors have ceased providing services to the Company. The Company has been sued by certain trade vendors in the aggregate amount of approximately $22,720. As of December 31, 1999, the Company had past due payables to telecommunication carriers in the amount of $101,537 and $2,218,469, respectively. Of the past due amounts due to telecommunication carriers, the Company owed Sprint Telecom $-0- and $1,534,933 as of December 31, 1999 and September 30, 2000, respectively. All telecommunication carriers with past due amounts have ceased providing services to the Company. As a result, the Company is limited in its ability to provide service to its customers. The Company has focused on reselling domestic and international long distance services to its customers.

     The Company is currently in default on the lease for its corporate headquarters and has entered into a stipulated judgment which allows the Company to retain occupancy until December 1, 2000 at which time $74,485 is due to the landlord as payment for a portion of the past due amount and monthly payments of $75,202 are due thereafter starting on January 1, 2001 until the remaining past due balance has been paid and monthly payments of $19,720 are then due thereafter. The Company is currently unable to pay the $74,485 and expects to be ordered to vacate the premises on or about December 5, 2000.

     The Company has laid off the majority of its employees and has entered into a services agreement to outsource technical, customer support and general and administrative functions to a related third party.

     On October 16, 2000, the Company received a notice of default and acceleration from the holder of its 4% Convertible Debenture, in the principal amount of $5,000,000. Pursuant to the placement, the Company entered into a Registration Rights Agreement whereby the Company was obligated to file a registration statement by January 5, 2000 and have it declared effective 90 days thereafter. To date, the registration statement has not been declared effective and the Company has been incurring a penalty in the amount of $100,000 per month as liquidated damages. On October 16, 2000, the Company received a notice of default by the debt-holder alleging, among other things, that the Company has failed to make payments totaling $793,333.34 (through October 14, 2000) as required by the Registration Rights Agreement. The debt-holder also demands payment, in full, of the principal amount of Five Million ($5,000,000), together with accrued interest and the liquidated damages set forth above. The debenture is unsecured. The Company is currently unable to pay the amounts demanded and is attempting to negotiate a settlement with the debt-holder.

     The Company is currently in default upon its 10% Senior Secured Notes, due November 1, 2000. The principle and accrued interest were due on the earlier of
(i) November 1, 2000 or (ii) upon receipt by the Company of net proceeds of $400,000 from the next financing completed by the Company. The note is secured by all assets of the Company. The note holder has not provided notice of default. The Company is unable to repay the note at this time.

     The Company has engaged an investment banker and is attempting to raise capital through the sale of assets and the private placement of debt or equity securities. There can be no assurance that the Company will be able to continue operations or reestablish operations upon the successful completion of any of the aforementioned transactions.

     On October 12, 2000, the Company entered into a Subscription Agreement with Hitech Resource Corporation for the issuance of 14 million shares of the Company's restricted $.001 par value common stock at a per share price of $.50 for gross proceeds of $7.0 million. The agreement calls for placement fees of $280,000 in cash and 560,000 shares of the Company's restricted $.001 par value common stock for net proceeds to the Company of $6,720,000. Closing is expected to occur by November 30, 2000. The failure to obtain such capital by December 1, 2000 would have a material adverse effect on the Company's business and its ability to continue as a going concern.

     The Company has a note receivable in the amount of $349,250 related to the sale of its investment in marketable securities. Amounts due under the note are delinquent and the Company has given notice of default.

     Net cash provided by financing activities was $360,148 for the nine months ended September 30, 2000 and $4,494,801 for the nine months ended September 30, 1999. The September 1999 amount is primarily attributable to the net proceeds from the issuance of long term notes and the sale its common and preferred stock. The September 2000 amount is attributable to proceeds from short term note and proceeds from stock subscriptions offset by debt and capital lease peyments.

     Net cash used in operating activities was $3,093,453 for the nine months ended September 30, 2000 and $3,284,118 or the nine months ended September 30, 1999. Cash used in operating activities for all periods resulted from net losses and increases in accounts receivable, deposits and prepaids, which were partially offset by the write-off of certain assets, increases in accounts payable and accrued liabilities.

     Net cash provided by investing activities was $191,107 for the nine months ended September 30, 2000 and net cash used by investing activities was $1,112,153 for the nine months ended September 30, 1999. Cash provided by investing activites is primarily due to proceeds from the sale of marketable securites. Cash used in investing activities was primarily related to purchases and sales of equipment and the purchase and sale of marketable securities.

         MASTER LEASE AGREEMENT WITH LUCENT TECHNOLOGIES: On July 30, 1999, phoneXchange and Lucent Technologies, Inc. InterNetworking Systems signed a Master Lease Agreement pursuant to which Lucent agreed to provide the Company $3 million in credit for leasing Lucent equipment. On February 7, 2000, Lucent amended this agreement to increase the Company's line of credit to $10 million. The Company has received equipment eligible to be financed under the Master Lease Agreement valued at approximately $4.9 million but has not completed type testing and acceptance of the equipment. Upon type testing and acceptance, the equipment will be placed under an operating lease with 36 monthly payments. As of September 30, 2000, the Company had no outstanding borrowings under the Master Lease Agreement.

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

         In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, SFAS No. 133 was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133. As a result of this amendment, SFAS No. 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In accordance with SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTEGRATED COMMUNICATION NETWORKS, INC.



Date: November 20, 2000                  /S/ DAVID J. CHADWICK
                                         ---------------------------------------
                                         David J. Chadwick
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors
                                               (Principal Executive Officer)


Date: November 20, 2000                  /S/ GARY L. KILLORAN
                                         ---------------------------------------
                                         Gary L. Killoran
                                         Secretary, Treasurer, Chief Financial
                                         Officer (principal accounting officer)
                                         and Director

                                  EXHIBIT INDEX

27.1     Financial Data Schedule

-----------------------------